Form 10QSB
period 1997-03-31
WHEELS SPORTS GROUP INC
filed 1997-05-30
CIK 1030593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  EXCHANGE ACT


                           COMMISSION FILE NO. 0-22321

                            WHEELS SPORTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                56-2007717
         (State of other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

              1368 SALISBURY ROAD, MOCKSVILLE, NORTH CAROLINA 27028
                    (Address of principal executive offices)
                                 (704) 634-3000
               (Registrant's telephone number including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes No X

         State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT APRIL 30, 1997
            COMMON STOCK                                 3,535,000

       Transitional Small Business Disclosure Format (check one): Yes No X

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1

                 Consolidated Financial Statements
                 Consolidated Balance Sheets                              3
                 Consolidated Statements of Income                        4
                 Consolidated Statements of Cash Flows                    5
                 Notes to Consolidated Financial Statements             6-7

         ITEM 2

                 Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations        8-10


PART II - OTHER INFORMATION                                              11


SIGNATURES                                                               11

                           WHEELS SPORTS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,     March 31,
                                                       1996           1997
                                                  ------------   -----------
                                               (Restated Note 2)  (Unaudited)


ASSETS
Current assets:
    Cash                                            $  282,442     $  149,403
    Accounts receivable, net of allowances           2,006,127      1,624,516
    Inventories                                        541,274        309,130
    Other current assets                                50,048        261,680
                                                    ---------     -----------
        Total current assets                         2,879,891      2,344,729

    Property and equipment, net                        344,789        385,117
    Other assets                                       250,278        400,862
                                                    ----------    -----------
        Total assets                                $3,474,958     $3,130,708


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long term debt            $  415,510    $  402,609
    Loans from shareholders and officers               150,000       265,000
    Accounts payable and accrued expenses            1,697,797     1,849,314
                                                    ----------    ----------
          Total current liabilities                  2,263,307     2,516,923

Long-term debt, net of current portion                 137,369       111,959
                                                    ----------    ----------
          Total liabilities                          2,400,676     2,628,882
                                                    ----------    ----------

Stockholders' equity
    Common Stock                                        25,000        25,000
    Additional paid in capital                         342,000       342,000
    Retained earnings                                  707,282       134,826
                                                    ----------    ----------
          Total stockholders' equity                 1,074,282       501,826
                                                    ----------    ----------
          Total liabilities and stockholders'
            equity                                  $3,474,958    $3,130,708
                                                    ==========    ==========

                See notes to Consolidated Financial Statements

                           WHEELS SPORTS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Quarters Ended March 31,
                                               1996          1997
                                            ------------  -----------
                                           (Unaudited)   (Unaudited)

Net revenues                                $   368,728    $   693,060

Cost of sales                                   114,133        802,644
                                            -----------    -----------

    Gross margin                                254,595       (109,584)
Selling, general and administrative
  expenses                                      256,386        440,186
Other income, net                                              (10,643)
                                            -----------    -----------
    Operating loss                               (1,791)      (549,770)
Interest expense                                  2,723         22,686
                                            -----------    -----------
    Net loss                                $    (4,514)   $  (572,456)
                                            ===========    ===========

Pro forma data:
    Net loss as reported                    $    (4,514)   $  (572,456)
    Pro forma income tax benefit                 (1,806)      (228,982)
                                            -----------    -----------
    Pro forma net loss                      $    (2,708)   $  (343,474)
                                            ===========    ===========
Pro forma loss per share                    $     (0.00)   $     (0.14)
                                            ===========    ===========
Weighted average number of shares used to
   compute per share data                     2,500,000      2,500,000
                                            ===========    ===========

        See notes to Consolidated Financial Statements

                           WHEELS SPORTS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Quarters Ended March 31,
                                                      1996          1997
                                                   ------------  -----------
                                                   (Unaudited)   (Unaudited)

Cash flows from operating activities:
    Net loss                                        $   (4,514)   $  (572,456)
    Adjustments to reconcile net loss
      to net cash flows used in
      operating activities:
      Depreciation and amortization                       8,279         14,830
      Provision for allowances for doubtful
        accounts and returns                                            100,000
    Changes in operating assets and
      liabilities:
      Accounts receivable                                388,143        281,611
      Inventories                                         (9,152)       232,144
      Other current assets                                             (211,632)
      Accounts payable and accrued expenses             (386,212)       151,517
                                                       ----------    ----------
        Net cash used in operating activities              (3,456)       (3,986)
                                                      -----------    ----------
Cash flows from investing activities:
    Acquisition of property and equipment                               (55,158)

    Disposition of property and equipment                   3,963
                                                      -----------    ---------
        Net cash provided by (used in) investing
          activities                                        3,963     (55,158)
                                                      -----------     --------
Cash flows from financing activities:
    Loans from shareholders                                           115,000
    Payments on long-term debt                            (8,804)     (38,311)
    Costs of public offering                                         (150,584)
                                                      -----------    ---------
         Net cash used in financing activities            (8,804)     (73,895)
                                                      -----------    ---------
Net decrease in cash                                     (8,297)     (133,039)
Cash, beginning of quarter                              191,658       282,442
                                                      ----------   ----------
Cash, end of quarter                                  $  183,361   $  149,403
                                                      ==========   ==========

                 See notes to Consolidated Financial Statements

                            WHEELS SPORTS GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Wheels Sports Group, Inc. and its subsidiary, Wheels Sports Group Acquisition, Inc. which operates as World of Racing. These financial statements have been prepared by Wheels Sports Group, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996.

In the opinion of the management, the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which requires the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented.

NOTE 2  BUSINESS COMBINATION

On January 28, 1997, the Company's newly incorporated wholly-owned subsidiary, Wheels Sports Group Acquisition, Inc., merged with World of Racing, Inc. by exchanging 350,000 shares of stock in Wheels Sports Group, Inc. for 100% of the common stock of World of Racing, Inc., a privately held South Carolina corporation incorporated August 26, 1996, to operate a fantasy race game. The transaction has been accounted for as a pooling of interests. Accordingly, prior year financial statements have been restated to include the operations of World of Racing since inception.

NOTE 3 INVENTORIES

                 Inventories consisted of the following:

                                           12-31-96                  3-31-97
                                         ----------                ----------
                 Raw materials             $ 19,595                $       0
                 Work in process            459,787                  124,860
                 Finished goods              61,892                  184,270
                                         ----------                ---------
                                          $ 541,274                $ 309,130
                                          =========                =========

NOTE 4   INCOME TAXES

For all periods prior to April 1, 1997, the Company and its subsidiary elected under Subchapter S of the Internal Revenue Code to have its taxable income included in the income tax returns of the individual shareholders. For informational purposes, the statements of operations include a proforma income tax provision on taxable income for financial statement purposes using statutory federal and state rates that would have applied had the Company been taxed as a C corporation.


NOTE 5   SUBSEQUENT EVENTS

Initial Public Offering: The Company filed with the Securities and Exchange Commission a Registration Statement for an initial public offering of common stock and warrants to purchase common stock. The Registration Statement became effective April 16, 1997. A total of 1,035,000 shares and 1,035,000 warrants to purchase 517,500 shares of common stock (after giving effect to exercise of the underwriter's over-allotment option) including the underwriter's over-allotment were sold at prices of $5.90 and $.10 respectively, with net proceeds to the Company of $5,228,200.

Proposed Acquisitions: On May 21, 1997, the Company announced it had signed a non-binding letter of intent to acquire Diamond Sports Group, Inc., a privately held company located near Charlotte, North Carolina and involved in providing NASCAR-related merchandise and services. The Company will acquire all of the stock of Diamond Sports Group, Inc. in exchange for 480,000 shares of the Company's common stock in a transaction which will be accounted for as a pooling of interests. The transaction is contingent on final approvals from the boards of directors of both companies.

                            WHEELS SPORTS GROUP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's business is seasonal in nature and therefore the results of operations for any one or more quarters or its financial condition at any specific time are not necessarily indicative of annual results, continuing trends, or future financial condition.


FINANCIAL CONDITION

As of March 31, 1997, the Company's principal sources of liquidity included cash of $149,000 and net accounts receivable of $1,624,000. As of such date, current assets were $2,345,000 as compared to current liabilities of $2,517,000. Long-term debt net of current maturities was $112,000.

During the quarter ended March 31, 1997 the Company's financial condition was weakened as a result of seasonal losses in its trading card business, the start up costs of the Fantasy World Racing game (the "Game") operated by its subsidiary, and continued outlays for the costs of its initial public offering. The public offering was successfully completed in April and resulted in net proceeds to the Company of approximately $5,200,000. These proceeds were used to repay $650,000 in short term bank borrowings and approximately $300,000 in costs related to the Game. Of the remaining funds, $250,000 will be used to fund a portion of the construction cost of the Company's planned new office and warehouse. The balance will be used to increase working capital for continued funding of operations of the Game, for expansion of marketing and promotional activities, and for general corporate purposes. These funds are expected to provide adequate liquidity and working capital for the Company's current businesses for at least the next 12 months. Should the Company become involved in one or more new business ventures requiring additional working capital, the Company may attempt to obtain additional financing through bank lines of credit.

During the quarter ended March 31, 1997, the net loss from operations and the increase in other current assets, principally prepaid advertising in connection with the Game, were funded by reductions in accounts receivable and inventories as well as a short-term loan of $115,000 from shareholders. Capital expenditures of approximately $55,000 were primarily for computers and software used to operate the Game. In connection with the start up of the Game, the Company prepaid certain advertising expenses which will be amortized over the 32 week playing season which started February 16, 1997.

Accounts receivable decreased by $381,000 as collections were received on sales of the Crown Jewels Elite trading card issue and other products sold in late 1996, and sales of 1997 products did not start until the mid-February release of the Race Sharks card issue. Work in process inventories decreased by $335,000 because the Race Sharks card issue, which was in production at December 31, 1996, was completed and in large part sold prior to March 31, 1997. Work in process at March 31, 1997 consisted primarily of the Predator card issue which was released in May, 1997. The $122,000 increase in finished goods inventories is primarily attributable to remaining Race Sharks inventories. Accounts payable and accrued expenses increased, because reductions in accounts payable relating to trading cards were more than offset by increases in accounts payable incurred in relation to the Game.





RESULTS OF OPERATIONS

Net revenues during the quarter ended March 31, 1997 were $693,000 compared to $369,000 during the prior period, an increase of $324,000 or 88%. During the first quarter of 1996, the Company did not release any new trading card issues, so all revenues in the quarter were attributable to prior releases. During the first quarter of 1997, gross revenues from the Race Sharks card issue, which was released in February, 1997, were approximately $700,000. The Game contributed $42,000 in revenues. The balance of revenues came from sales of card issues released prior to the quarter and were reduced by a $100,000 provision for credits, returns and allowances.


Cost of sales during the quarter ended March 31, 1997 were $803,000 compared to $114,000 during the prior period, an increase of $689,000 or 604%. As a percentage of net revenues, costs of sales increased from 31% to 116%. In the first quarter of 1996, cost of sales consisted primarily of royalties and product design costs associated with trading cards. Cost associated with the trading cards sold during the quarter were nominal. This results from the Company's practice of carrying at a reduced value cards produced in a prior year. In the first quarter of 1997, cost of sales for the trading card business included royalty and product design costs comparable to 1996 plus most of the cost of producing the Race Sharks card issue. Included in those costs was a $200,000 reduction of the carrying value of the remaining Race Sharks inventory. The Game recognized $47,000 in costs for prizes during the quarter, and those costs are included in costs of sales.

Gross margin during the quarter ended March 31, 1997 was ($110,000) as compared to $255,000 during the prior year quarter. The decline in gross margin was attributable to the significant increase in cost of sales.

Selling, general and administrative expenses increased $184,000, or 72%, from $256,000 in the first quarter of 1996 to $440,000 in the first quarter of 1997. As a percentage of net revenues, such expenses declined from 70% in the first quarter of 1996 to 64% in the first quarter of 1997. During the first quarter of 1997, such expenses included $150,000 related to the Game which commenced operations in January.

As a result of the foregoing, the net loss for the quarter ended March 31, 1997 (without pro forma adjustment) was $572,000 as compared to a net loss of $4,500 during the prior year quarter. Of that loss, $162,000 was attributable to the Game and $410,000 was attributable to the trading card business. In addition to the factors described above, the net loss was partially attributable to the diversion of management time from marketing activities (particularly those relating to sales of previous years' products) to the completion of the public offering. The seasonal nature of the Company's business, which has resulted in first quarter losses in prior years, also contributed to the Company's net loss.


FACTORS THAT MAY AFFECT OPERATING RESULTS


The statements that are contained in this release that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include expectations of trends to continue through the remainder of the year and plans and objectives for future operations, including operating margins. Forward looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: economic and market conditions in the collectible sports trading card industry, the NASCAR race industry, the fantasy game industry and the general economy; competitive factors, such as price pressures or the entry of new competitors or increased competition in the collectible sports trading card market or other NASCAR-related markets or in the fantasy game market; the ability to secure financing for acquisitions, expansion or capital expenditures; termination or non-renewal of one or more licenses with well-known NASCAR race drivers; inventory risks due to shifts in market demand or inaccurate production forecasting; decrease in collectors' interest in the Company' cards; the Company's ability to conclude acquisitions; and the risk factors set forth in the Company's Registration Statement on Form SB-2 (Registration No. 333-6340). The reader should consult these risk factors as well as risk factors listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and other filings under the Securities Act of 1934, as amended, Annual Reports to Shareholders, and other registration statements filed pursuant to the Securities Act of 1933, as amended. All forward looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. There can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits.

                27 Financial Data Schedule.

           (b)  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 30, 1997         By:  /s/ Howard L. Correll, Jr.

                              Howard L. Correll, Jr.
                              President and Chief Executive Officer


Dated:   May 30, 1997         By: /s/ F. Scott M. Chapman

                                      F. Scott M. Chapman
                                      Chief Financial Officer