Form 10QSB
period 1997-06-30
WHEELS SPORTS GROUP INC
filed 1997-08-19
CIK 1030593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT


                           COMMISSION FILE NO. 0-22321

                            WHEELS SPORTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                       56-2007717
         (State of other jurisdiction of              (I. R .S. Employer
         incorporation or organization)               Identification No.)

              1368 SALISBURY ROAD, MOCKSVILLE, NORTH CAROLINA 27028
                    (Address of principal executive offices)
                                 (704) 634-3000
               (Registrant's telephone number including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes X No

         State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                         OUTSTANDING AT JULY 31, 1997
   COMMON STOCK                            4,015,000

      Transitional Small Business Disclosure Format (check one): Yes No X

                                      INDEX




          PART I - FINANCIAL INFORMATION

                   ITEM 1

                           Consolidated Financial Statements
                           Consolidated Balance Sheets                     3
                           Consolidated Statements of Operations           4
                           Consolidated Statements of Cash Flows           5
                           Notes to Consolidated Financial Statements      6-10

                   ITEM 2

                           Management's Discussion and Analysis of
                           Financial Conditions and Results of Operations  11-14


          PART II - OTHER INFORMATION


          SIGNATURES                                                       15

WHEELS SPORTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS




                                                                           December 31,                        June 30,
                                                                               1996                              1997
                                                                       ---------------------                ---------------
                                                                           (Unaudited)                       (Unaudited)
ASSETS                                                                  (Restated-Note 2)
Current assets:
         Cash                                                        $              330,358               $      3,343,047
         Accounts receivable, net of allowances                                   2,120,079                      1,503,331
         Inventories                                                                570,081                        349,281
         Other current assets                                                       138,244                        337,647
                                                                       ---------------------                ---------------
                        Total current assets                                      3,158,762                      5,533,306

Property and equipment, net                                                         677,565                        874,583
Other assets                                                                        268,789                         92,295
                                                                       ---------------------                ---------------
                        Total assets                                 $            4,105,116               $      6,500,184
                                                                       =====================                ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Notes payable                                               $              290,000               $        240,000
         Current maturities of long term debt                                       173,266                        149,746
         Loans from shareholders and officers                                       150,000                        125,000
         Accounts payable and accrued expenses                                    1,756,682                        829,346
         Deferred revenues                                                          255,845                        459,478
                                                                       ---------------------                ---------------
                        Total current liabilities                                 2,625,793                      1,803,570

Long-term debt, net of current portion                                              484,919                        431,445
                                                                       ---------------------                ---------------
                        Total liabilities                                         3,110,712                      2,235,015
                                                                       ---------------------                ---------------

Stockholders' equity:
         Common stock                                                                29,800                         40,150
         Additional paid in capital                                                 337,220                      5,466,208
         Retained earnings                                                          627,384                     (1,241,189)
                                                                       ---------------------                ---------------
                        Total stockholders' equity                                  994,404                      4,265,169
                                                                       ---------------------                ---------------

                        Total liabilities and
                              stockholders' equity                   $            4,105,116               $      6,500,184
                                                                       =====================                ===============



                 See notes to Consolidated Financial Statements

WHEELS SPORTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              Quarter Ended June 30,               Six Months Ended June 30,
                                                                                                            (Restated, Note 2)
                                                             1996                 1997                1996                 1997
                                                        ----------------     ----------------    ----------------   ----------------
                                                          (Unaudited)          (Unaudited)         (Unaudited)          (Unaudited)
                                                       (Restated, Note 2)

Net revenues                                          $       2,044,532    $   1,453,780         $     2,541,432    $     3,154,177

Cost of sales                                                 1,214,694        1,356,391               1,411,878          2,863,094
                                                        ----------------     ------------          --------------     --------------

                 Gross margin                                   829,838           97,389               1,129,554            291,083

Selling, general and administrative expenses                    319,035          760,258                 611,050          1,378,457

Other income, net                                                   707           18,088                     892             27,186
                                                        ----------------     ------------          --------------     --------------

                 Operating income (loss)                        511,510         (644,781)                519,396         (1,060,188)

Interest expense                                                    521           32,640                     802             65,103
                                                        ----------------     ------------          --------------     --------------

                 Net income (loss) before income
                    tax (benefit)                                510,989         (677,421)                518,594        (1,125,291)

Taxes on income (benefit) (Note 5)                             -                -                       -                  -
                                                        ----------------     ------------          --------------     --------------

                 Net income (loss)                    $         510,989    $    (677,421)        $       518,594    $    (1,125,291)
                                                        ================     ============          ==============     ==============

Pro forma data: (Note 5)

                 Net income (loss) as reported        $         510,989    $    (677,421)        $       518,594    $    (1,125,291)

                 Pro forma income tax expense                   204,396         -                        207,438             40,761
                                                        ----------------     ------------          --------------     --------------

                 Pro forma net income (loss)          $         306,593    $    (677,421)        $       311,156    $    (1,166,052)
                                                        ================     ============          ==============     ==============

Per share data:
                 Net income (loss)                                $0.18           ($0.18)                  $0.18             ($0.33)

                 Pro forma income (loss)                          $0.11           ($0.18)                  $0.11             ($0.34)


Weighted average number of shares used
    to compute per share data                                 2,890,000        3,866,552               2,890,000          3,423,276
                                                       ================     ============          ==============     ==============


                 See notes to Consolidated Financial Statements

WHEELS SPORTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                             Six Months Ended June 30,
                                                                                                 (Restated, Note 2)
                                                                                           1996                    1997
                                                                                      ----------------        ----------------
                                                                                        (Unaudited)             (Unaudited)

Cash flows from operating activities:
       Net income (loss)                                                            $         518,594       $      (1,125,291)
       Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
            Depreciation and amortization                                                      21,032                  42,702
            Provision for allowances for doubtful accounts and returns                            175                 347,610
            Stock option expense                                                                                       47,720

       Changes in operating assets and liabilities:
            Accounts receivable, net of allowances                                           (167,984)                269,138
            Inventories                                                                      (140,781)                220,800
            Other current assets                                                               50,266                (199,403)
            Accounts payable and accrued expenses                                              33,403                (927,334)
            Deferred revenues                                                                 (43,888)                203,633
            Other                                                                                (717)                (31,460)
                                                                                      ----------------        ----------------
                 Net cash provided by (used in) operating activities                          270,100              (1,151,885)
                                                                                      ----------------        ----------------

Cash flows from investing activities:
       Acquisition of property and equipment                                                   (6,127)               (239,720)
                                                                                      ----------------        ----------------
                 Net cash provided by (used in) investing activities                           (6,127)               (239,720)
                                                                                      ----------------        ----------------

Cash flows from financing activities:
       Increase in short term borrowings                                                       25,000                 600,000
       Reductions in short term borrowings                                                                           (650,000)
       Loans from shareholders                                                                                        125,000
       Payments on loans from shareholders                                                     (1,838)               (150,000)
       Payments on long-term debt                                                             (13,021)                (76,994)
       Distributions to shareholders                                                                                 (436,000)
       Proceeds of public offering, net of expenses                                                                 4,992,288
                                                                                      ----------------        ----------------
                 Net cash provided by financing activities                                     10,141               4,404,294
                                                                                      ----------------        ----------------

Net increase in cash                                                                          274,114               3,012,689
Cash, beginning of period                                                                     203,090                 330,358
                                                                                      ----------------        ----------------
Cash, end of period                                                                 $         477,204       $       3,343,047
                                                                                      ================        ================


                 See notes to Consolidated Financial Statements

                            WHEELS SPORTS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   CONDENSED FINANCIAL STATEMENTS


                  The accompanying unaudited consolidated financial statements include the accounts of Wheels Sports Group, Inc. and its subsidiaries, Wheels Sports Group Acquisition, Inc. (which operates as World of Racing) and Diamond Sports Group, Inc.. These financial statements have been prepared by Wheels Sports Group, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996.

                  In the opinion of the management, the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which requires the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.


NOTE 2   BUSINESS COMBINATIONS


                  On January 28, 1997, the Company's newly incorporated wholly-owned subsidiary, Wheels Sports Group Acquisition, Inc., merged with World of Racing, Inc. by exchanging 350,000 shares of stock in Wheels Sports Group, Inc. for 100% of the common stock of World of Racing, Inc., a privately held South Carolina corporation incorporated August 26, 1996, to operate a fantasy race game.

                  On June 30, 1997, the Company acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond"), a privately held corporation located in Charlotte, North Carolina, in exchange for 480,000 shares of stock in Wheels Sports Group, Inc.. Diamond is engaged in merchandising NASCAR oriented products and in providing hospitality and other services to corporations involved in NASCAR stock car racing. Each transaction has been accounted for as a pooling-of-interest. The December 31, 1996 balances have been restated to reflect the acquisition of

                  World of Racing and Diamond. A reconciliation of the unaudited December 31, 1996 amounts reported in the June 30, 1997 Form 10-QSB to the audited amounts reported in the Form SB-2 is as follows:






                                December 31, 1996                                   December 31, 1996
                                   Amounts per          World of Racing and            Amounts per
                                Audited Form SB-2       Diamond Sports Group      Unaudited Form 10-QSB

Current assets                       $2,770,703                 $388,059                  $3,158,762
Total assets                         $3,266,320                 $838,796                  $4,105,116
Current liabilities                  $2,097,755                 $528,038                  $2,625,793
Total liabilities                    $2,235,124                 $875,588                  $3,110,712
Equity                               $1,031,196                 ($36,792)                   $994,404



                  Details of the operations of the previously separate companies before the acquisitions are as follows:




                                   Six months ended June 30, 1996                      Six months ended June 30, 1997

                              Wheels           Diamond                          Wheels and          Diamond
                           Sports Group      Sports Group         Total       World of Racing     Sports Group         Total
Revenues                    $2,078,706        $462,726         $2,541,432          $1,553,937       $1,600,240       $3,154,177
Net income (loss)             $463,478         $55,116           $518,594         ($1,227,193)        $101,902      ($1,125,291)
Pro Forma income
      tax expense             $185,392         $22,046           $207,439        -                     $40,761          $40,761
Pro Forma net income          $278,086         $33,070           $311,155         ($1,227,193)         $61,141      ($1,166,052)




NOTE 3   NEW ACCOUNTING PRONOUNCEMENTS

                 In June, 1997 the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both pronouncements are effective for periods beginning after December 15, 1997. Adoption of these Statements is not expected to have a material impact on the financial statements of the Company.



NOTE 4   INVENTORIES


                 Inventories consisted of the following:


                                         12-31-96                  6-30-97
                 Raw materials           $ 19,595              $         0
                 Work in process          488,594                    4,058
                 Finished goods            61,892                  345,223
                                       ----------                  -------
                                        $ 570,081                $ 349,281
                                        =========                =========

NOTE 5   INCOME TAXES


                  Wheels Sports Group, Inc. and World of Racing, Inc. elected under Subchapter S of the Internal Revenue Code to have their taxable income included in the income tax returns of their individual shareholders for all periods prior to January 1, 1997. Diamond Sports Group, Inc. made a similar election for all periods prior to July 1, 1997. Subsequent to those dates, the companies were taxable as regular Subchapter C corporations.

                  For periods in which the companies were subject to the Subchapter S elections, no taxes on income have been provided. However, for informational purposes, the statements of operations include a proforma income tax provision on taxable income for financial statement purposes using statutory federal and state rates that would have applied had the companies been taxed as regular Subchapter C corporations.

                  For periods in which the companies were taxable as regular corporations, no provision for an income tax benefit has been recognized because the realization of such a benefit is dependent on future taxable income. The Company intends to record such a benefit when its realization is considered assured.


NOTE 6   DISTRIBUTIONS TO SHAREHOLDERS


                  In connection with the termination of the Subchapter S elections of Wheels Sports Group, Inc. and Diamond Sports Group, Inc., distributions of $400,000 and $36,000 were made to those individual shareholders required to report on their personal tax returns the taxable incomes of the respective companies. These distributions represent the Company's estimate of the shareholders' tax liability on the corporations' income.

NOTE 7        INITIAL PUBLIC OFFERING


                  On April 16, 1997, the Company's Registration Statement for the sale of 1,035,000 shares of common stock and 1,035,000 warrants for the purchase of common stock was declared effective by the Securities and Exchange Commission. Gross proceeds from the sale of the shares and warrants were $6,210,000 and expenses of the offering were $1,466,490. Of these expenses, $248,778 were paid in 1996 and $1,217,712 were paid in 1997.

NOTE 8   STOCK OPTIONS


                  On April 16, 1997, the Company awarded 350,000 options to purchase common stock to certain employees and others. Options are exercisable at various dates from April 16, 1998, to April 16, 2007, and at prices from $5.02 to $6.49 per share.

                  For options on 107,000 shares granted to non-employees, the Company will recognize expense at $3.31 per optioned share over the vesting period or, for options granted in connection with royalty agreements with NASCAR personalities, over the royalty period. The vesting period is generally one year and the current average royalty period is three years. Expense of $47,720 was recognized in the period ended June 30, 1997.


                  The remaining 243,000 options to employees will be accounted for using the intrinsic value method whereby expense is recognized only when the option price is lower than the market price at the date of the grant. Disclosure of the value of the options under Statement 123 of the Financial Accounting Standards Board will be provided in the 1997 audited financial statements.


NOTE 9   RESTATEMENTS  OF AND CHANGES IN EQUITY ACCOUNTS


                  The following table presents the restatements of and changes in the equity accounts of the Company as a result of the poolings-in-interest of World of Racing and Diamond Sports Group, and of other transactions during the six months ended June 30, 1997.






                                                              Shares              Common           Additional          Retained
                                                            Outstanding            Stock         Paid in Capital       Earnings
                                                          ----------------    ----------------   ----------------   ----------------
Balances December 31, 1996 as
     originally reported                                        2,150,000   $          21,500  $         344,500  $         760,632
Pooling of World of Racing, Inc.                                  350,000               3,500             (2,500)           (53,350)
Pooling of Diamond Sports Group, Inc.                             480,000               4,800             (4,780)           (79,898)
                                                          ----------------    ----------------   ----------------   ----------------

Balances, December 31, 1996,
     as restated                                                2,980,000              29,800            337,220            627,384

Distribution to shareholders for payment
     of Subchapter S tax liabilities                                                                                       (436,000)

Effect of converting from Subchapter S
     to regular corporation for tax purposes                                                             307,282           (307,282)

Net proceeds from initial public offering                       1,035,000              10,350          4,733,160

Stock options granted                                                                                     88,546

Net loss through June 30, 1997                                                                                           (1,125,291)
                                                          ----------------    ----------------   ----------------   ----------------

Balances, June 30, 1997                                         4,015,000   $          40,150  $       5,466,208  $      (1,241,189)
                                                          ================    ================   ================   ================


NOTE 10  SUBSEQUENT EVENTS


                  On July 22, 1997, the Company announced it had signed a non-binding letter of intent to acquire Greens Racing Souvenirs, Inc., a privately held company located in South Boston, Virginia, and which sells NASCAR oriented racing souvenirs at race tracks and by mail. The transaction is intended to be accounted for as a pooling of interests, and is contingent on signing a definitive agreement and the approval of the Company's Board of Directors.


                  On August 5, 1997, the Company acquired Emerald Sports Group, Inc., a privately held company involved in merchandising NASCAR related home decor items, in exchange for 60,000 shares of Wheels Sports Group common stock. The transaction will be accounted for as a purchase.

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


FINANCIAL CONDITION

As of June 30, 1997, the Company's principal sources of liquidity included cash of $3,343,000 and net accounts receivable of $1,503,000. As of such date, current assets were $5,533,000 as compared to current liabilities of $1,804,000. Long-term debt net of current maturities was $431,000.

During the six months ended June 30, 1997 the Company's financial condition strengthened as a result of its successful initial public offering of 1,035,000 shares of common stock, which resulted in net proceeds of $4,743,000. This was in part offset by continued losses from the Fantasy World Racing game (the "Game") operated by the Company's subsidiary, and operating losses in its trading card business. Proceeds of the public offering were used to repay $650,000 in short term bank borrowings, pay approximately $300,000 in operating costs and $150,000 in capital expenditures related to the Game, and pay $150,000 for the acquisition of land for the construction of an office and warehouse building. Of the $650,000 in bank borrowings, $400,000 had been incurred to fund a distribution to shareholders to pay their personal tax liabilities on income of the Company, as disclosed in Note 5 to the Consolidated Financial Statements. The balance of the proceeds were used to increase working capital, including funding a reduction of $927,000 in accounts payable and accrued expenses. The remaining working capital will be used for continued funding of operations of the Game, for anticipated expansion of the business of the Company's subsidiary, Diamond Sports Group ("Diamond"), for expansion of marketing and promotional activities, and for general corporate purposes. These funds are expected to provide adequate liquidity and working capital for the Company's current businesses for at least the next 12 months. Should the Company become involved in one or more new business ventures requiring additional working capital, the Company may attempt to obtain additional financing through bank lines of credit or other sources.

During the first quarter of 1997, the Company experienced slightly slower than usual collections and higher than usual returns on a trading card set sold in late 1996, Crown Jewels Elite. During that quarter, the Company accepted product returns totaling $56,000 and increased its reserves for additional returns by $54,000. During the second quarter of 1997, it became apparent that the Crown Jewels Elite product had been improperly packaged by the Company's contract packager and that there was a substantial problem collecting accounts receivable relating to that product line. The Company recognized that the packaging of Crown Jewels Elite did not meet industry standards and therefore the product was less salable by its dealers and distributors. The Company was constrained to accept product returns and issued approximately $334,000 in credits and price concessions to its customers. As a result, during the six months ended June 30, 1997, the Company increased its reserves for returns by $347,000, of which $54,000 was in the first quarter and $293,000 was in the second quarter. The Company has filed suit against the packager of Crown Jewels Elite seeking unspecified damages.

The net loss from operations was partially funded by reductions in accounts receivable and inventories of $269,000 and $220,000 respectively. Deferred revenues, which is prepayments by participants in the Game and advance payments of royalties and fees by corporate customers of Diamond, increased by $204,000. Other current assets increased $199,000, primarily as a result of increases of $125,000 in prepaid advertising in connection with the Game.

Capital expenditures were $240,000, including $150,000 for the acquisition of land and $90,000 for computers, software, and related items. Payments on long term debt totaled $77,000 and short term debt, including loans from shareholders and officers, was reduced by $75,000.

The Company is currently evaluating its needs and current facilities for office and warehouse space, and may modify previously announced plans accordingly. The Company has agreed to acquire for approximately $300,000 in cash the 4,500 square foot building near Charlotte, North Carolina currently occupied by its subsidiary, Diamond. Closing of the transaction is expected during the last half of August, 1997.


On August 5, 1997 the Company acquired Emerald Sports Group, Inc., a privately held company which merchandises NASCAR related home decor items such as comforters, bed spreads, place mats and wall hangings. Emerald was acquired for 60,000 shares of the Company's common stock in a transaction that will be accounted for as a purchase.



RESULTS OF OPERATIONS

Net revenues during the quarter ended June 30, 1997 were $1,454,000 compared to $2,045,000 during the same quarter in the prior year, a decrease of $591,000 or 29%. Net revenues for the six months ended June 30, 1997 were $3,154,000 compared to $2,541,000 for the same six month period in the prior year, an increase of $613,000 or 24%. During the second quarter of 1997, the Company released one trading card set, Predator, which created $766,000 in revenue, and derived $347,000 from sales of other products and activities. These revenues were offset by returns and price adjustments of $334,000 on the Crown Jewels Elite card set. Revenues were lower during the second quarter of 1997 as compared to the same period in the prior year due to the 1996 introduction of Viper, the most successful trading card set in the Company's history, which created revenues of approximately $1,500,000 during the second quarter of 1996. Diamond, the subsidiary acquired June 30, 1997 in a pooling of interests transaction, had its second quarter revenues increase to $592,000 from $335,000 in the same quarter of the previous year, and increase of $257,000 or 77%. For the six months ended June 30, 1997, Diamond's revenues were $1,600,000 compared to $463,000 for the same period of the prior year, an increase of $1,137,000 or 246%. These increases reflect the expansion of Diamond's business as it added new retail products and corporate clients. The Game, which started operations in 1997, contributed revenues of $80,000 in the second quarter of 1997 and $121,000 in the six months ended June 30, 1997.


Cost of sales during the second quarter of 1997 were $1,356,000 as compared to $1,215,000 during the second quarter, 1996, an increase of $141,000 or 12%. As a percentage of net revenues, costs of sales was 93% in the second quarter of 1997 as compared to 59% in the second quarter of 1996. The increase in cost of sales as a percentage of revenues resulted primarily from the reduction in 1997 net revenues because of credits relating to Crown Jewels Elite returns and the strong 1996 revenues from the complete sell out of the Viper trading card set. Cost of sales in the six months ended June 30, 1997 was $2,864,000 compared to $1,412,000 for the same period in the prior year, an increase of $1,451,000 or 103%. The increase was the result of the Company's having had very low cost of sales in the first quarter of 1996 because most sales during that period were of trading cards produced in previous years and carried in inventory at nominal value, and of the growth of the business of Diamond.

Gross margin during the second quarter of 1997 was $97,000 as compared to $830,000 during the second quarter of 1996. The decline in gross margin was primarily attributable to the combined effects of the credits issued with respect to Crown Jewels Elite returns and the unusual margins produced by Viper in 1996.

Selling, general and administrative expenses increased $441,000, or 138%, from $319,000 in the second quarter of 1996 to $760,000 in the second quarter of 1997. Of this increase, $223,000 is attributable to the start up of the Game and $115,000 is attributable to Diamond. As a percentage of net revenues, such expenses increased from 16% in the second quarter of 1996 to 53% in the second quarter of 1997. For the six months ended June 30, 1997, selling, general and administrative expenses increased $767,000, or 126%, from $611,000 in the same period of 1996 to $1,378,000 in 1997. Of this increase, $374,000 is attributable to the Game (which was not in operation during the second quarter of 1996) and $252,000 is attributable to Diamond (which had started business in late 1995 and had only limited operations during early 1996).


The Company and its subsidiary, World of Racing, had elected under Subchapter S of the Internal Revenue Code to have their income taxed on the returns of their individual shareholders for periods prior to 1997. Diamond made a similar election for periods ending prior to its June 30, 1997 acquisition by the Company. For that reason, no provision for income tax expense has been made for any period prior to 1997. The operating losses incurred by the Company in the first half of 1997 will create taxable losses which will be deductible against taxable income in 1997, and possibly later years. However, the Company does not intend to record any future tax benefit from those losses until the timing and amount of their realization is substantially assured.

As a result of the foregoing, the net loss for the second quarter of 1997 was $677,000 as compared to a net income of $511,000 during the second quarter of 1996. Of that loss, $251,000 was attributable to the Game and approximately $330,000 was attributable to credits and returns on Crown Jewels Elite trading cards. For the six months ended June 30, 1997, the net loss was $1,125,000 as compared to a net income of $519,000 for the same period of 1996. Of that loss, $413,000 is attributable to the Game and $814,000 is attributable to the trading card business, including the $330,000 in costs relating to the Crown Jewels Elite card sets as described above.



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

                  Dated:   August 14, 1997  By:  /s/ Howard L. Correll, Jr.

                                                     Howard L. Correll, Jr.
                                         President and Chief Executive Officer

                  Dated:   August 14, 1997  By: /s/ F. Scott M. Chapman

                                                    F. Scott M. Chapman
                                                      Chief Financial Officer