Form 10QSB/A
period 1997-06-30
WHEELS SPORTS GROUP INC
filed 1997-11-14
CIK 1030593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 FORM 10-QSB/A1

               X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           -----
                                  EXCHANGE ACT


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

                                 Yes  X       No
                                    -----       -----


         State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                                      OUTSTANDING AT OCTOBER 31, 1997
     COMMON STOCK                                          4,664,445

     Transitional Small Business Disclosure Format (check one):

                               Yes         No  X
                                   ------     -------

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements (Unaudited)

                 Consolidated Financial Statements
                 Consolidated Balance Sheets as of December 31, 1996
                          and June 30, 1997  (restated)                        3
                 Consolidated Statements of Operations for the quarters
                          ended June 30, 1996 and 1997, and for the six
                          months ended June 30, 1996 and 1997 (restated)       4

                 Consolidated Statements of Cash Flows for the six
                          months ended June 30, 1996 and 1997 (restated)       5

                 Notes to Consolidated Financial Statements                 6-11

         ITEM 2  Management's Discussion and Analysis of
                 Financial Conditions and Results
                 of Operations                                             12-16


PART II - OTHER INFORMATION                                                   17


SIGNATURES                                                                    17

WHEELS SPORTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                    December 31,                   June 30,
                                                        1996                         1997
                                                --------------------        --------------------
                                                    (Unaudited)                  (Unaudited)
ASSETS                                          (Restated,Notes 2&3)        (Restated,Notes 2&3)

Currrent assets:
   Cash                                               $   257,750               $  3,274,608
   Accounts receivable, net of allowances               2,120,079                  1,491,331
   Inventories                                            570,081                    349,281
   Other current assets                                   101,664                    186,017
                                                --------------------        --------------------
      Total current assets                              3,049,574                  5,301,237
   Property and equipment, net                            579,615                    732,515
   Other assets                                           362,725                     90,795
                                                --------------------        --------------------
      Total assets                                    $ 3,991,914               $  6,124,547
                                                ====================        ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                      $   138,500               $    240,000
   Current maturities of long term debt                   173,266                     15,600
   Loans from shareholders and officers                   150,000                    125,000
   Accounts payable and accrued expenses                1,742,630                    829,346
   Deferred revenues                                      255,845                    370,504
   Net liabilities of operations to be discontinued                                  222,483
                                                --------------------        --------------------
      Total current liabilities                         2,460,241                  1,802,933
Long-term debt, net of current portion                    484,919                    431,445
                                                --------------------        --------------------
      Total liabilities                                 2,945,160                  2,234,378
                                                --------------------        --------------------
Stockholders' equity:
   Common stock                                            26,350                     39,800
   Additional paid in capital                             339,670                  6,138,908
   Retained earnings/(accumulated deficit)                680,734                 (2,288,539)
                                                --------------------        --------------------
      Total stockholders' equity                        1,046,754                  3,890,169
                                                --------------------        --------------------
      Total liabilities and
        stockholders' equity                          $ 3,991,914               $  6,124,547
                                                ====================        ====================

See notes to Consolidated Financial Statements

WHEELS SPORTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Quarter Ended June 30,         Six Months Ended June 30,
                                                          (Restated, Notes 2&3)            (Restated, Notes 2&3)
                                                          1996             1997           1996              1997
                                                       -----------     ------------   -------------    -------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)

Net revenues                                           $ 2,044,532    $  1,374,232    $   2,541,432    $   3,033,369

Cost of sales                                            1,214,694       1,254,489        1,411,878        2,714,241
                                                       -----------     ------------   -------------    -------------
   Gross margin                                            829,838         119,743        1,129,554          319,128

Selling, general and administrative expenses               319,035         536,970          611,050        1,003,954

Other income, net                                              707          18,088              892           27,186
                                                       -----------     ------------   -------------    -------------
   Operating income (loss)                                 511,510        (399,139)         519,396         (657,640)

Interest expense                                               521          27,275              802           54,921
                                                       -----------     ------------   -------------    -------------
   Net income (loss) from continuing operations
     before income tax (benefit)                           510,989        (426,414)         518,594         (712,561)

Taxes on income (benefit) (Note 6)                               -               -                -                -
                                                       -----------     ------------   -------------    -------------
   Net income (loss) from continuing operations            510,989        (426,414)         518,594         (712,561)

Discontinued operations

   Loss from discontinued operations, net
       of income tax (benefit) of $0                                      (266,007)                         (427,730)

   Loss from disposition of discontinued
       operations, net of income tax (benefit) of $0                    (1,032,350)                       (1,032,350)
                                                       -----------     ------------   -------------    -------------
   Net income (loss)                                   $   510,989    $ (1,724,771)   $     518,594    $  (2,172,641)
                                                       ===========     ============   =============    =============
Pro forma data: (Note 6)

   Net income (loss) from continuing
       operations, as reported                         $   510,989    $   (426,414)   $     518,594    $    (712,561)

   Pro forma income tax expense                            204,396        -                 207,438           40,761
                                                       -----------     ------------   -------------    -------------
   Pro forma net income (loss) from
       continuing operations                           $   306,593    $   (426,414)   $     311,156    $    (753,322)
                                                       ===========     ============   =============    =============
Per share data:

   Net income (loss) from continuing operations              $0.19          ($0.11)           $0.20           ($0.21)

   Pro forma income (loss) from continuing
       operations                                            $0.12          ($0.11)           $0.12           ($0.23)

   Loss from discontinued operations                                        ($0.34)                           ($0.44)

   Net income (loss)                                         $0.19          ($0.45)           $0.20           ($0.65)

Weighted average number of shares used
   to compute per share data                             2,635,000       3,831,550        2,635,000        3,341,776
                                                       ===========     ============   =============    =============

See notes to Consolidated Financial Statements

(No hard copy for this table.??????)

Calculation of Restated Balance Sheet
Dec 31, 1996

                              adjs &
                              Wheels         WoR         Elims          combined

Cash                              209,834       72,608               282,442
                                                                           0
A/R                             2,006,127                          2,006,127
Int rec                             2,468                              2,468
PP Expenses                        11,000       36,580                47,580
                                                                           0
Inventories                       541,274                            541,274
                                                                           0
            tot Curr Assets     2,770,703      109,188             2,879,891
                                                                          0
PPE                               118,871       97,950              216,821
Land                              127,968                           127,968
other assets                      248,778        1,500              250,278
                                                                          0
               Total assets     3,266,320      208,638            3,474,958
                                                                          0
Curr Mats of LTD                  261,306      151,500              412,806
Loans from Shers                  150,000                           150,000
Deposits                            6,994                             6,994
A/P                             1,659,296       14,052            1,673,348
Accxs                              17,455                            17,455
Cap Leases                          2,704                             2,704
                                                                          0
             tot Curr Liabs     2,097,755      165,552            2,263,307
                                                                          0
LTD                               124,960                           124,960
Cap lease                          12,409                            12,409
                                                                          0
                Total Liabs     2,235,124      165,552            2,400,676
                                                                          0
Equity                                                                    0
Note Rec from WoR                 (95,436)      95,436                    0
Common stock                       21,500        1,000     2,500          25,000
APIC                              344,500                 (2,500)        342,000
RE                                760,632      (53,350)                  707,282
                                                                               0
                 tot equity     1,031,196       43,086           1,074,282
                                                                         0
                Total L & E     3,266,320      208,638           3,474,958

WHEELS SPORTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended June 30,
                                                                                        (Restated, Notes 2&3)
                                                                                     1996                    1997
                                                                              -----------------       ------------------
                                                                                 (Unaudited)             (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                           $         518,594       $      (2,172,641)
  Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
     Depreciation and amortization                                                       21,032                  27,672
     Provision for allowances for doubtful accounts and returns                             175                 347,610
     Provision for losses related to discontinued operations                                                    375,000
     Write down of goodwill related to acquisition of World of Racing, Inc.                                     657,350
     Stock option expense                                                                                        47,720
     Other                                                                                 (717)                (31,460)

  Changes in operating assets and liabilities:
     Accounts receivable, net of allowances                                            (167,984)                281,138
     Inventories                                                                       (140,781)                220,800
     Other current assets                                                                50,266                 (84,353)
     Accounts payable and accrued expenses                                               33,403              (1,087,064)
     Deferred revenues                                                                  (43,888)                203,633
     Discontinued operations-noncash charges and working capital changes                                        132,731
                                                                              -----------------       ------------------
        Net cash provided by (used in) operating activities                             270,100              (1,081,864)
                                                                              -----------------       ------------------
Cash flows from investing activities:
  Acquisition of property and equipment                                                  (6,127)               (180,572)
                                                                              -----------------       ------------------
     Net cash (used in) investing activities                                             (6,127)               (180,572)
                                                                              -----------------       ------------------
Cash flows from financing activities:
  Increase in short term borrowings                                                      25,000                 600,000
  Reductions in short term borrowings                                                                          (650,000)
  Payments on loans from shareholders                                                    (1,838)               (150,000)
  Payments on long-term debt                                                            (13,021)                (76,994)
  Distributions to shareholders                                                                                (436,000)
  Proceeds of public offering, net of expenses                                                                4,992,288
                                                                              -----------------       ------------------
     Net cash provided by financing activities                                           10,141               4,279,294
                                                                              -----------------       ------------------
Net increase in cash                                                                    274,114               3,016,858
Cash, beginning of period                                                               203,090                 257,750
                                                                              -----------------       ------------------
Cash, end of period                                                           $         477,204       $       3,274,608
                                                                              =================       ==================

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

                  In the opinion of the management, the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented.


NOTE 2            RESTATEMENT OF FINANCIAL STATEMENTS

                  The January 1997 acquisition of World of Racing Inc. ("WOR") described in Note 3 below was originally accounted for as a pooling-of-interests. That accounting method was used in the Company's previously issued financial statements for the first and second quarters of 1997. Because the Company decided in August 1997 to terminate operations of WOR, that acquisition is now required to be accounted for using the purchase method. Further, the decision to terminate that business also requires that the financial statements present the results of operations of WOR as discontinued operations. Because the decision to close WOR was made concurrently with the original issuance of the June 30, 1997 financial statements, the Company has restated those financial statements to reflect that decision.

NOTE 3            BUSINESS COMBINATIONS


                  On January 28, 1997, the Company's newly incorporated wholly-owned subsidiary, Wheels Sports Group Acquisition, Inc., merged with WOR by exchanging 350,000 shares of stock in Wheels Sports Group, Inc. for 100% of the common stock of WOR. WOR, originally incorporated on August 26, 1996, was a privately held South Carolina corporation established to operate a fantasy race game. The consideration was subsequently reduced to 310,000 shares of stock valued at $620,000.

                  As discussed in note 2 above, these financial statements have been restated to reflect the acquisition of WOR under the purchase method of accounting. As such, the $657,350 unamortized excess of the purchase price over the $43,086 value of the net assets acquired was written off as of June 30, 1997 because of the decision to close WOR. The operations of WOR are presented as discontinued operations, and a provision for expected future losses from discontinued operations has been included in the June 30, 1997 financial statements.

                  On June 30, 1997, the Company acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond"), a privately held corporation located in Charlotte, North Carolina, in exchange for 485,000 shares of stock in Wheels Sports Group, Inc.. Diamond is engaged in merchandising NASCAR oriented products and in providing hospitality and other services to corporations involved in NASCAR stock car racing. This transaction has been accounted for as a pooling-of-interests. The December 31, 1996 balances have been restated to reflect the acquisition of Diamond. A reconciliation of the unaudited December 31, 1996 amounts reported in the June 30, 1997 Form 10-QSB/A1 to the audited December 31, 196 amounts reported in the Form SB-2 is as follows:

                                                               Note
                                         December 31, 1996  Receivable                  December 31, 1996
                                             Amounts per    From World     Diamond          Amounts per
                                         Audited Form SB-2  of Racing   Sports Group  Unaudited Form 10-QSB/A1
                  Current assets             $2,770,703                    $278,871       $3,049,574
                  Total assets               $3,266,320     $95,436        $630,158       $3,991,914
                  Current liabilities        $2,097,755                    $362,486       $2,460,241
                  Total liabilities          $2,235,124                    $710,036       $2,945,160
                  Equity                     $1,031,196     $95,436        ($79,878)      $1,046,754


                  Details of the operations of the previously separate companies before the acquisitions are as follows:

                                              Six months ended June 30, 1996               Six months ended June 30, 1997
                                                Wheels      Diamond                      Wheels         Diamond
                                            Sports Group  Sports Group     Total      Sports Group   Sports Group      Total

                  Revenues                   $2,078,706     $462,726    $2,541,432   $1,433,129       $1,600,240    $3,033,369
                  Net income (loss) from
                    continuing operations    $  463,478     $ 55,116    $  518,594    ($814,463)      $  101,902     ($712,561)
                  Pro Forma income
                    tax expense              $  185,392     $ 22,046    $  207,438           --       $   40,761    $   40,761
                  Pro Forma net income
                    (loss) from continuing
                    operations               $  278,086     $ 33,070      $311,156    ($814,463)      $   61,141     ($753,322)

NOTE 4            NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE 5            INVENTORIES


                  Inventories consisted of the following:

                                            12-31-96            6-30-97
                                            ---------          ---------
                  Raw materials              $ 19,595        $         0
                  Work in process             488,594              4,058
                  Finished goods               61,892            345,223
                                           ----------            -------
                                            $ 570,081          $ 349,281
                                            =========          =========

NOTE 6            INCOME TAXES


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

NOTE 7            DISTRIBUTIONS TO SHAREHOLDERS


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

NOTE 8            INITIAL PUBLIC OFFERING

                  On April 16, 1997, the Company's Registration Statement for the sale of 1,035,000 shares of common stock and 1,035,000 warrants for the purchase of a total of 517,500 shares of common stock was declared effective by the Securities and Exchange Commission. Gross proceeds from the sale of the shares and warrants were $6,210,000 and expenses of the offering were $1,466,490. Of these expenses, $248,778 were paid in 1996 and $1,217,712 were paid in 1997.

NOTE 9            STOCK OPTIONS

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

NOTE 10           RESTATEMENTS  OF AND CHANGES IN EQUITY ACCOUNTS


                  The following table presents the restatements of and changes in the equity accounts of the Company as a result of the pooling-of-interests of Diamond Sports Group, the purchase of World of Racing, Inc., and of other transactions during the six months ended June 30, 1997.

                                                                                                            (Accumulated
                                                                                                              Deficit)
                                                                    Shares      Common      Additional        Retained
                                                                 Outstanding    Stock     Paid in Capital     Earnings
                                                                 -----------  ---------   ---------------   ------------
                  Balances, December 31, 1996 as
                    originally reported                          2,150,000    $ 21,500     $   344,500      $   760,632
                  Pooling of Diamond Sports Group, Inc.            485,000       4,850          (4,830)         (79,898)
                                                                 -----------  ---------   ---------------   ------------
                  Balances, December 31, 1996,
                    as restated                                  2,635,000      26,350         339,670          680,734
                  Issuance of common stock in connection with
                    purchase of World of Racing, Inc.              310,000       3,100         616,900
                  Distribution to shareholders for payment
                    of Subchapter S tax liabilities                                                            (436,000)
                  Effect of converting from Subchapter S
                    to regular corporation for tax purposes                                    360,632         (360,632)
                  Net proceeds from initial public offering      1,035,000      10,350       4,733,160
                  Stock options granted                                                         88,546
                  Net loss through June 30, 1997                                                              (2,172,641)
                                                                 -----------  ---------   ---------------   ------------
                  Balances, June 30, 1997                         3,980,000   $ 39,800    $  6,138,908       $(2,288,539)
                                                                 ===========  =========   ===============   ============


NOTE 11           SUBSEQUENT EVENTS

                  On August 5, 1997, the Company acquired Emerald Sports Group, Inc., a privately held company involved in merchandising NASCAR related home decor items, in exchange for 65,000 shares of Wheels Sports Group common stock. The transaction will be accounted for as a purchase.

                  On August 18, 1997, the Company's board of directors voted to close World of Racing, Inc.

                  On October 4, 1997, the Company acquired Greens Racing Souvenirs, Inc., a privately held company located in South Boston, Virginia, which sells NASCAR oriented racing souvenirs at race tracks and by mail. Consideration was 175,000 shares of stock of the Company. The transaction will be accounted for as a pooling-of-interests.

NOTE 11           SUBSEQUENT EVENTS - (CONTINUED)

                  On October 3, 1997, the Company announced it had signed definitive agreements to acquire High Performance Sports Marketing of Mooresville, North Carolina, a privately held distributor of NASCAR merchandise and apparel, and Press Pass Partners, of Dallas, Texas, a privately held company which designs and markets collectible sports trading cards. The acquisition of High Performance Sports Marketing was completed on October 24, 1997 and the acquisition of Press Pass is expected to be completed before December 31, 1997. Consideration for High Performance Sports Marketing was 444,445 shares of Wheels Sports Group common stock, cash of $1,672,000, and notes payable of $4,250,000. Consideration for Press Pass is expected to be 600,000 shares of Wheels Sports Group common stock, cash of $3,000,000, and notes payable of $1,000,000. Both acquisitions will be accounted for as purchases.

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


RESTATED FINANCIAL STATEMENTS

Concurrently with the August 18, 1997 issuance of the Company's June 30, 1997 financial statements, the board of directors decided to terminate operations of World of Racing, Inc., ("WOR") the Company's wholly owned subsidiary which had been acquired in January 1997 to operate a fantasy race game. That acquisition had been accounted for as a pooling-of-interests, but the decision to terminate operations of WOR required that the acquisition be accounted for as a purchase. Because the decision to terminate was made concurrently with the release of the June 30 financial statements, those financial statements have been restated to reflect purchase accounting for the acquisition of WOR and the presentation of its operations as discontinued operations.


CORPORATE ACQUISITIONS

On June 30, 1997, the Company acquired Diamond Sports Group, ("Diamond") a privately held Charlotte, North Carolina company involved in merchandising NASCAR oriented products. On August 5, 1997 the Company acquired Emerald Sports Group, ("Emerald") a privately held Charlotte, North Carolina company involved in merchandising NASCAR related home decor fabric products. On October 4, 1997, the Company acquired Greens Racing Souvenirs, ("GRS") a privately held South Boston, Virginia company that sells NASCAR merchandise trackside at NASCAR races and by mail. On October 24, 1997 the Company acquired High Performance Sports Marketing, ("HPSM") a privately held Mooresville, North Carolina company that distributes NASCAR merchandise. On October 3, 1997 the Company signed a definitive agreement to acquire the business of Press Pass Partners, ("Press Pass"), a Dallas, Texas partnership which designs and distributes collectible items, primarily NASCAR trading cards. The acquisition of Press Pass is expected to close prior to December 31, 1997. The terms of these acquisitions are described in Notes 3 and 11 to the financial statements.


FINANCIAL CONDITION

As of June 30, 1997, the Company's principal sources of liquidity included cash of $3,275,000 and net accounts receivable of $1,491,000. As of such date, current assets were $5,301,000 as compared to current liabilities of $1,803,000. Current liabilities included a $375,000 accrual for future costs related to the discontinued operations of WOR. Long-term debt net of current maturities was $431,000.

During the six months ended June 30, 1997 the Company's financial condition strengthened as a result of its successful initial public offering of 1,035,000 shares of common stock, which resulted in net proceeds of $4,743,000. This was in part offset by losses from the discontinued operations of WOR and operating losses in the Company's trading card business. Proceeds of the public offering were used to repay $650,000 in short term bank borrowings, fund approximately $450,000 in costs relating to the subsequently discontinued operations of WOR, and pay $150,000 for the acquisition of land for the construction of an office and warehouse building. An additional $309,000 of the proceeds were used in August 1997 to purchase the building previously leased by Diamond. Of the $650,000 in bank borrowings, $400,000 had been incurred to fund a distribution to shareholders to pay their personal tax liabilities on income of the Company, as disclosed in Note 7 to the Consolidated Financial Statements. The balance of the proceeds were used to increase working capital, including funding a reduction of $914,000 in accounts payable and accrued expenses. The remaining working capital will be used for anticipated expansion of the business of the Company's subsidiaries, Diamond, Emerald, GRS and HPSM, for expansion of marketing and promotional activities, and for general corporate purposes.

The acquisitions of HPSM and Press Pass will require the Company to raise additional capital to fund the acquisitions, retire certain short term notes issued and to be issued in conjunction with those acquisitions, and to provide working capital for those companies. The Company has engaged the investment banking firm of Morgan Keegan & Company to advise it in obtaining additional capital. As of this date, the Company has received proposals from several possible sources of capital, but has not reached a definitive agreement to obtain the financing required by the acquisitions of HPSM and Press Pass. There is no assurance that such financing will be obtained. Should financing not be obtained, the previous owners of HPSM have the right to rescind the completed acquisition of HPSM and the owners of Press Pass have the right to terminate their acquisition agreement. Should the Company become involved in additional new business ventures requiring additional working capital, the Company would be required to obtain additional financing.

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

The net loss from continuing operations was partially funded by reductions in accounts receivable and inventories of $281,000 and $220,000 respectively. Deferred revenues, which represents advance payments of royalties and fees by corporate customers of Diamond, increased by $204,000. Other current assets increased $84,000, primarily as a result of an increase of $58,000 in advance payments for tickets and related expenses on behalf of corporate customers of Diamond.

Capital expenditures were $181,000, including $150,000 for the acquisition of land. Payments on long term debt totaled $77,000 and short term debt, including loans from shareholders and officers, was reduced by $200,000.

The Company is currently evaluating its needs and current facilities for office and warehouse space, and may modify previously announced plans accordingly. The two parcels of vacant land in Mocksville, North Carolina on which the Company had planned to construct an office and warehouse facility are to be sold and the Company's headquarters are to move to the HPSM facility in Mooresville, North Carolina.


RESULTS OF OPERATIONS

Net revenues during the quarter ended June 30, 1997 were $1,374,000 compared to $2,045,000 during the same quarter in the prior year, a decrease of $671,000 or 33%. Net revenues for the six months ended June 30, 1997 were $3,033,000 compared to $2,541,000 for the same six month period in the prior year, an increase of $492,000 or 19%. During the second quarter of 1997, the Wheels Sports Group released one trading card set, Predator, which created $766,000 in revenue, and derived $347,000 from sales of other products and activities. These revenues were offset by returns and price adjustments of $334,000 on the Crown Jewels Elite card set. Revenues were lower during the second quarter of 1997 as compared to the same period in the prior year due to the 1996 introduction of Viper, the most successful trading card set in the Company's history, which created revenues of approximately $1,500,000 during the second quarter of 1996. Diamond, the subsidiary acquired June 30, 1997 in a pooling of interests transaction, had its second quarter revenues increase to $592,000 from $335,000 in the same quarter of the previous year, an increase of $257,000 or 77%. For the six months ended June 30, 1997, Diamond's revenues were $1,600,000 compared to $463,000 for the same period of the prior year, an increase of $1,137,000 or 246%. These increases reflect the expansion of Diamond's business as it added new retail products and corporate clients.


Cost of sales during the second quarter of 1997 were $1,254,000 as compared to $1,215,000 during the second quarter, 1996, an increase of $39,000 or 3%. As a percentage of net revenues, costs of sales was 91% in the second quarter of 1997 as compared to 59% in the second quarter of 1996. The increase in cost of sales as a percentage of revenues resulted primarily from the reduction in 1997 net revenues because of credits relating to Crown Jewels Elite returns and the strong 1996 revenues from the complete sell out of the Viper trading card set. Cost of sales in the six months ended June 30, 1997 was $2,714,000 compared to $1,412,000 for the same period in the prior year, an increase of $1,302,000 or 92%. The increase was the result of the Company's having had very low cost of sales in the first quarter of 1996 because most sales during that period were of trading cards produced in previous years and carried in inventory at nominal value, and of the growth of the business of Diamond.

Gross margin during the second quarter of 1997 was $120,000 as compared to $830,000 during the second quarter of 1996. The decline in gross margin was primarily attributable to the combined effects of the credits issued with respect to Crown Jewels Elite returns and the unusual margins produced by Viper in 1996.

Selling, general and administrative expenses increased $218,000, or 68%, from $319,000 in the second quarter of 1996 to $537,000 in the second quarter of 1997. Of this increase, $115,000 is attributable to Diamond. As a percentage of net revenues, such expenses increased from 16% in the second quarter of 1996 to 39% in the second quarter of 1997. For the six months ended June 30, 1997, selling, general and administrative expenses increased $393,000, or 64%, from $611,000 in the same period of 1996 to $1,004,000 in 1997. Of this increase, $252,000 is attributable to Diamond (which had started business in late 1995 and had only limited operations during early 1996).


The Company and its subsidiary, World of Racing, had elected under Subchapter S of the Internal Revenue Code to have their income taxed on the returns of their individual shareholders for periods prior to 1997. Diamond made a similar election for periods ending prior to its June 30, 1997 acquisition by the Company. For that reason, no provision for income tax expense has been made for any period prior to 1997. The operating losses incurred by the Company in the first half of 1997 will create taxable losses which canl be deductible against taxable income in 1997, and possibly later years. However, the Company does not intend to record any future tax benefit from those losses until the timing and amount of their realization is substantially assured.

As a result of the foregoing, the net loss from continuing operations for the second quarter of 1997 was $426,000 as compared to a net income from continuing operations of $511,000 during the second quarter of 1996. Of that loss, approximately $330,000 was attributable to credits and returns on Crown Jewels Elite trading cards. For the six months ended June 30, 1997, the net loss from continuing operations was $713,000 as compared to a net income from continuing operations of $519,000 for the same period of 1996. Of that loss, $814,000 is attributable to the trading card business, including the $330,000 in costs relating to the Crown Jewels Elite card sets as described above.

Net revenues of WOR for the second quarter of 1997 were $80,000 and $121,000 for the six months ended June 30, 1997. The increase in quarterly revenue resulted from a higher level of activity of the fantasy race game. As previously discussed, the Company's board of directors decided to terminate the operations of WOR on August 18, 1997.

The $266,000 loss from discontinued operations in the second quarter of 1997 and the $428,000 loss from discontinued operations for the six months ended June 30, 1997 are the operating losses of World of Racing. The $1,032,000 loss from disposition of the discontinued operations of World of Racing consists of the write off of $657,000 in goodwill and a $375,000 provision for future operating losses and losses on disposition of assets.


 FACTORS THAT MAY AFFECT OPERATING RESULTS


The statements that are contained in this release that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include expectations of trends to continue through the remainder of the year and plans and objectives for future operations, including operating margins. Forward looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: economic and market conditions in the collectible sports trading card industry, the NASCAR race industry, and the general economy; competitive factors, such as price pressures or the entry of new competitors or increased competition in the collectible sports trading card market or other NASCAR-related markets; the ability to secure financing for acquisitions, expansion or capital expenditures; termination or non-renewal of one or more licenses with well-known NASCAR race drivers; inventory risks due to shifts in market demand or inaccurate production forecasting; decrease in collectors' interest in the Company's cards; the Company's ability to finance and conclude certain business acquisitions; and the risk factors set forth in the Company's Registration Statement on Forms SB-2 (Registration No. 333-6340). The reader should consult these risk factors as well as risk factors listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and other filings under the Securities Act of 1934, as amended, Annual Reports to Shareholders, and other registration statements filed pursuant to the Securities Act of 1933, as amended. All forward looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. There can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

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

                                   None.

                  ITEM 5.  OTHER INFORMATION

                                   None.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                   (a)      Exhibits.

                           27 Financial Data Schedule.

                                   (b)      None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10-QSB/A1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Dated:   November 11, 1997 By:  /s/ Howard L. Correll, Jr.
                                                 ----------------------------
                                                      Howard L. Correll, Jr.
                                        President and Chief Executive Officer

                  Dated:   November 11, 1997 By: /s/ F. Scott M. Chapman
                                                ------------------------------
                                                     F. Scott M. Chapman
                                                   Chief Financial Officer