Form 10QSB
period 1997-09-30
WHEELS SPORTS GROUP INC
filed 1997-11-19
CIK 1030593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       ----  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

       ----  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


                           COMMISSION FILE NO. 0-22321
                                               _______
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                           -   -
         State the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                      OUTSTANDING AT OCTOBER 31, 1997
                  COMMON STOCK                               4,664,445

       Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                     ----  ----

                                      INDEX




 PART I - FINANCIAL INFORMATION

          ITEM 1 - Financial Statements (Unaudited)

                  Consolidated Financial Statements
                  Consolidated Balance Sheets as of December 31, 1996
                           and September 30, 1997                          3
                  Consolidated Statements of Operations for the quarters
                           ended September 30, 1996 and 1997, and for the
                           nine months ended September 30, 1996 and 1997   4

                  Consolidated Statements of Cash Flows for the nine
                           months ended September 30, 1996 and 1997        5

                  Notes to Consolidated Financial Statements               6-11

          ITEM 2  Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations                                            12-16


 PART II - OTHER INFORMATION                                               17


 SIGNATURES                                                                19

WHEELS SPORTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                               December 31,       September 30,
                                                   1996                1997
                                           -------------------      -----------
                                               (Unaudited)          (Unaudited)
ASSETS                                      (Restated, Note 2)

Current assets:
   Cash                                         $      257,750     $ 1,297,938
   Accounts receivable, net of allowances            2,120,079       1,583,469
   Inventories                                         570,081       1,020,974
   Other current assets                                101,664         165,336
                                                   -----------      ----------
     Total current assets                            3,049,574       4,067,717

   Property and equipment, net                         579,615         832,746
   Other assets                                        267,289         587,692
                                                   -----------      ----------
     Total assets                               $    3,896,478     $ 5,488,155
                                                   ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                $     138,500      $
   Current maturities of long term debt               173,266           11,040
   Loans from shareholders and officers               150,000
   Accounts payable and accrued expenses            1,742,630        1,082,319
   Deferred revenues                                  255,845          141,728
   Net liabilities of discontinued operations                          114,644
                                                   -----------      ----------
    Total current liabilities                       2,460,241        1,349,731

Long-term debt, net of current portion                484,919          134,478
    Total liabilities                               2,945,160        1,484,209
                                                   -----------      ----------
Stockholders' equity:
  Note receivable from World of Racing,
     Inc. (Note 9)                                   (95,436)
  Common stock                                        26,350            40,450
  Additional paid in capital                         339,670         6,627,165
  Retained earnings/(Accumulated deficit)            680,734        (2,663,669)
                                                   ---------        ----------
     Total stockholders' equity                      951,318         4,003,946
                                                   ---------        ----------
     Total liabilities and
       stockholders' equity                     $  3,896,478       $ 5,488,155
                                                   =========        ==========

                 See notes to Consolidated Financial Statements


WHEELS SPORTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             Nine Months Ended
                                           Quarter Ended September 30,         September 30,
                                           (Restated, Note 2)            (Restated, Note 2)
                                              1996           1997            1996           1997
                                           ----------     ----------       ----------    ----------
                                           (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)


Net revenues                              $  730,177     $1,476,955      $3,271,609     $4,510,324

Cost of sales                                764,468      1,055,606       2,176,346      3,769,847
                                             -------      ---------       ---------      ---------
  Gross margin                               (34,291)       421,349       1,095,263        740,477

Selling, general and administrative expense  258,146        842,551         869,196      1,846,505

Other income/(expense), net                   (1,490)        28,192          (1,490)        55,378
                                             -------      ---------       ---------      ---------
  Operating income (loss)                   (293,927)      (393,010)        224,577     (1,050,650)

Interest expense (income), net                10,352        (17,880)         10,262         37,041
                                             -------      ---------       ---------      ---------
  Net income (loss) from continuing
  operations before income tax (benefit)    (304,279)      (375,130)        214,315     (1,087,691)

Income taxes (Note 5)                          -              -               -              -
                                             -------      ---------       ---------      ---------
  Net income (loss) from continuing         (304,279)      (375,130)        214,315     (1,087,691)
     operations

Discontinued operations
  Loss from discontinued operations, net
    of income tax (benefit) of $0              -              -               -           (427,730)

  Loss from disposition of discontinued
    operations, net of income tax
    (benefit) of $0                            -              -               -          (1,032,350)
                                             -------      ---------       ---------      -----------
  Net income (loss)                       $ (304,279)    $ (375,130)     $  214,315     $(2,547,771)
                                             =======      =========       =========      ===========

Pro forma data (Note 5):
  Net income (loss) from continuing
    operations, as reported               $ (304,279)    $ (375,130)     $  214,315     $(1,087,691)

  Pro forma income tax expense              (121,712)         -              85,726          -
                                             --------     ----------       ---------     ----------
  Pro forma net income (loss) from
    continuing operations                 $ (182,567)    $ (375,130)     $  128,589     $(1,087,691)
                                             ========     ==========       =========     ===========
Per share data:
  Net income (loss) from continuing           ($0.12)        ($0.09)          $0.08         ($0.30)
    operations

  Pro forma income (loss) from continuing
    operations                                ($0.07)        ($0.09)          $0.05         ($0.30)

  Loss from discontinued operations           -              -               -             ($0.39)

  Net income (loss)                           ($0.12)        ($0.09)          $0.08         ($0.69)

Weighted average number of shares used
    to compute per share data              2,635,000      4,128,732       2,635,000      3,671,435
                                           =========      =========       =========      =========

                 See notes to Consolidated Financial Statements


WHEELS SPORTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended September 30,
                                                     (Restated, Note 2)
                                                           1996                 1997
                                                     ------------------     -------------
                                                         (Unaudited)           (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                      $    214,315         $  (2,547,771)
   Adjustments to reconcile net income
      (loss) to net cash flows used in
       operating activities:
       Depreciation and amortization                             31,222               69,149
       Provision for allowances for doubtful accounts
         and returns                                            (80,296)             347,610
       Write down of goodwill related to acquisition
         of World of Racing, Inc.                                                    657,350
       Stock option granted and charged to expense                                    96,102
       Loss on dispositions                                       1,490

   Changes in operating assets and liabilities:
       Accounts receivable, net of allowances                   296,855              189,000
       Note receivable                                         (100,000)
       Inventories                                             (526,812)            (450,893)
       Other current assets                                     128,899              (63,672)
       Accounts payable and accrued expenses                     47,780             (660,311)
       Deferred revenues                                       (122,520)            (114,117)
       Other assets                                              57,589               53,118
       Discontinued operations-net liabilities                                       114,644
                                                              ----------        -------------
           Net cash (used in) operating activities              (51,478)          (2,309,791)
                                                              ----------        -------------

Cash flows from investing activities:
    Acquisition of property and equipment                       (31,956)            (297,068)
    Proceeds from disposition of assets                          20,012
    Cash investment in World of Racing, Inc., net of value
        of assets acquired                                                           (52,350)
    Cash investment in Emerald Sports Group                                          (44,475)
                                                              ----------        -------------
            Net cash (used in) investing activities             (11,944)            (393,893)
                                                              ----------        -------------

Cash flows from financing activities:
     Increase in short term borrowings                                               600,000
     Reductions in short term borrowings                                            (890,000)
     Loans from shareholders                                                         125,000
     Payments on loans from shareholders                         (3,446)            (275,000)
     Proceeds from long term debt                               277,205
     Payments on long-term debt                                 (56,883)            (361,167)
     Purchase of treasury stock                                 (25,000)
     Distributions to shareholders                                                  (436,000)
     Proceeds of public offering, net of expenses               (78,794)           4,981,039
                                                               ---------           ---------
            Net cash provided by financing activities           113,082            3,743,872
                                                               ---------           ---------

Net increase in cash                                             49,660            1,040,188
Cash, beginning of period                                       203,090              257,750
                                                               ---------           ---------
Cash, end of period                                           $ 252,750          $ 1,297,938
                                                               =========           =========

                 See notes to Consolidated Financial Statements

                            WHEELS SPORTS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1           CONDENSED FINANCIAL STATEMENTS
                 ------------------------------

                  The accompanying unaudited consolidated financial statements include the accounts of Wheels Sports Group, Inc. and its subsidiaries, Wheels Sports Group Acquisition, Inc. (a discontinued business segment which operated as World of Racing), Diamond Sports Group, Inc. and Emerald Sports Group, Inc. These financial statements have been prepared by Wheels Sports Group, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996.

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


NOTE 2            BUSINESS COMBINATIONS
                  ---------------------
                  On January 28, 1997, the Company's newly incorporated wholly-owned subsidiary, Wheels Sports Group Acquisition, Inc., merged with World of Racing ("WOR") by exchanging 310,000 shares of the Company's common stock for 100% of the common stock of WOR, a privately held South Carolina corporation incorporated August 26, 1996, to operate a fantasy race game. The transaction has been accounted for as a purchase with the 310,000 shares valued at $620,000. On August 18, 1997 the Company's board of directors voted to discontinue the operations of WOR and dispose of its assets. The $657,350 unamortized excess of the purchase price over the $43,086 value of the net assets acquired was written off as of June 30, 1997. The operations of WOR are presented as discontinued operations. The acquisition of WOR was originally accounted for as a pooling-of-interests, but the discontinuance of its operations required the use of purchase accounting, thus the 1996 financial statements have been restated to reflect the purchase method of accounting.

                  On June 30, 1997, the Company acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond"), a privately held corporation located in Charlotte,

NOTE 2            BUSINESS COMBINATIONS - CONTINUED
                  ---------------------------------

                  North Carolina, in exchange for 485,000 shares of the Company's common stock. Diamond is engaged in merchandising NASCAR oriented products and in providing hospitality and other services to corporations involved in NASCAR stock car racing. This transaction has been accounted for as a pooling-of-interests. The December 31, 1996 balances have been restated to reflect the acquisition of Diamond. A reconciliation of the unaudited December 31, 1996 amounts reported in the September 30, 1997 Form 10-QSB to the audited amounts reported in the Form SB-2 is as follows:


                         December 31, 1996                   December 31, 1996
                              Amounts           Diamond        Amounts per
                          per Audited SB-2  Sports Group   Unaudited Form 10-QSB

Current assets               $2,770,703        $278,871        $3,049,574
Total assets                 $3,266,320        $630,158        $3,896,478
Current liabilities          $2,097,755        $362,486        $2,460,241
Total liabilities            $2,235,124        $710,036        $2,945,160
Equity                       $1,031,196        $(79,878)       $  951,318


                  Details of the operations of the previously separate companies before the June 30, 1997 acquisition of Diamond are as follows:


                                  Six months ended June 30, 1996                          Six months ended June 30, 1997

                              Wheels            Diamond                             Wheels            Diamond
                           Sports Group      Sports Group        Total           Sports Group      Sports Group        Total

Revenues                    $2,078,706         $462,726         $2,541,432       $1,433,129           $1,600,240     $3,033,369
Net income (loss) from
   continuing operations    $  463,478         $ 55,116         $  518,594       $ (314,463)          $  101,902     $ (712,561)
Pro Forma income
      tax expense           $  185,392         $ 22,046         $  207,438              -             $   40,761     $   40,761
Pro Forma net income
   (loss) from continuing
    operations              $  278,086         $ 33,070         $  311,156        $(514,463)          $   61,141     $ (753,322)



                  On August 5, 1997 the Company acquired 100% of the common stock of Emerald Sports Group, a recently formed privately held corporation located in Charlotte, North Carolina, in exchange for 65,000 shares of the Company's common stock valued at $364,000. The transaction has been accounted for as a purchase. The $408,475 excess of cost over the value of net assets acquired is being amortized on the straight line method over ten years.


NOTE 3           NEW ACCOUNTING PRONOUNCEMENTS
                 -----------------------------
                 In early 1997 the Financial Accounting Standards Board issued SFAS 128, Earnings per Share", SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both pronouncements are effective for periods beginning after December 15, 1997. Adoption of these Statements is not expected to have a material impact on the financial statements of the Company. Basic earnings per share under SFAS 128 for the interim three and nine month periods ended September 30, 1997 would be ($.09) and ($.71).

NOTE 4           INVENTORIES
                 -----------

                 Inventories consisted of the following:

                                                      12-31-96         9-30-97
                                                    ------------    ------------

                 Raw materials                        $ 19,595      $         0
                 Work in process                       488,594          534,264
                 Finished goods                         61,892          486,710
                                                    ----------        ---------
                                                     $ 570,081       $1,020,974
                                                     =========       ==========


NOTE 5            INCOME TAXES
                  ------------

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


NOTE 6            DISTRIBUTIONS TO SHAREHOLDERS
                  -----------------------------

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

NOTE 7            INITIAL PUBLIC OFFERING
                  -----------------------

                  On April 16, 1997, the Company's Registration Statement for the sale of 1,035,000 shares of common stock and 1,035,000 warrants for the purchase of a total of 517,500 shares of common stock was declared effective by the Securities and Exchange Commission. Gross proceeds from the sale of the shares and warrants were $6,210,000 and expenses of the offering were $1,477,740. Of these expenses, $248,778 were paid in 1996 and $1,228,962 were paid in 1997.


NOTE 8            STOCK OPTIONS
                  -------------

                  Between April 16, 1997 and September 30, 1997, the Company awarded 764,500 options to purchase common stock to certain employees and others. Options are exercisable at various dates from September 10, 1997 to October 1, 2007, and at prices ranging from $5.02 to $6.49 per share, with a weighted average exercise price of $6.15 per share. As of September 30, 1997, options to purchase 372,000 shares were exercisable at prices ranging from $5.02 to $7.02 per share, with a weighted average exercise price of $6.56 per share.

                  For options on 107,000 shares granted to non-employees, the Company will recognize expense at $4.20 per optioned share over the vesting period or, for options granted in connection with royalty agreements with NASCAR personalities, over the royalty period. The vesting period is generally one year and the current average royalty period is three years. Expense of $73,380 and $121,100 was recognized in the quarter and the nine months ended September 30, 1997, respectively.

                  The remaining 657,500 options to employees will be accounted for using the intrinsic value method whereby expense is recognized only when the option price is lower than the market price at the date of the grant. Disclosure of the value of the options under Statement 123 of the Financial Accounting Standards Board will be provided in the 1997 audited financial statements.

NOTE 9            RESTATEMENTS  OF AND CHANGES IN EQUITY ACCOUNTS
                  -----------------------------------------------

                  The following table presents the restatements of and changes in the equity accounts of the Company as a result of the pooling-of-interests of Diamond Sports Group, the purchase of World of Racing, Inc., and of other transactions during the nine months ended September 30, 1997.




                                                  Note Receivable                                     (Accumulated
                                                      from                                              Deficit)/
                                      Shares         World of         Common           Additional       Retained
                                   Outstanding     Racing, Inc.        Stock         Paid in Capital    Earnings
                                   ------------   ---------------     -------        ----------------   -----------
Balances, December 31, 1996, as
     originally reported             2,150,000      $(95,436)        $  21,500         $ 344,500         $ 760,632
Pooling of Diamond Sport Group, Inc.   485,000                           4,850            (4,830)          (79,898)
                                      --------       --------         -------           --------          --------
Balances, December 31, 1996,
     as restated                     2,635,000       (95,436)           26,350           339,670           680,734

Issuance of common stock in
  connection with purchase of:
        World of Racing, Inc.          310,000                           3,100           616,900
        Emerald Sports Group, Inc.      65,000                             650           363,350

Distribution to shareholders for payment
     of Subchapter S tax liabilities                                                                    (436,000)

Write off of note upon termination
     of WOR.                                         95,436

Effect of converting from Subchapter S
     to regular corporation for tax purposes                                            360,632         (360,632)

Net proceeds from initial
     public offering                 1,035,000                          10,350        4,721,911

Stock options granted                                                                   224,702

Net loss through September 30, 1997                                                                   (2,547,771)
                                     ----------    ----------        ---------       ----------      -----------
Balances, September 30, 1997         4,045,000     $    -            $  40,450       $6,627,165      $(2,663,669)
                                     =========     ==========        =========       ==========      ===========




NOTE 10           SUBSEQUENT EVENTS
                  -----------------

                  On October 4, 1997, the Company acquired Greens Racing Souvenirs, Inc., ("GRS") a privately held company located in South Boston, Virginia, and which sells NASCAR oriented racing souvenirs at race tracks and by mail. Consideration was 175,000 shares of stock of the Company. The transaction will be accounted for as a pooling-of-interests.

                  The following table presents the pro forma effect of including the acquisition of GRS in these financial statements.



                                       Quarter Ended September 30,               Nine Months Ended September

                                      1996              1997                       1996              1997
                                   (Unaudited)       (Unaudited)                (Unaudited)       (Unaudited)
                                   -----------        ----------                ----------         ----------
Revenues                            $1,195,536         $1,882,266              $4,755,136          $5,899,535

Net income (loss) from
  continuing operations             $ (288,406)         $(390,893)               $499,932           $(395,019)

Loss  from continuing operations                                                                  $(1,460,080)

Net income (loss)                   $ (288,408)         $(390,893)               $499,932         $(2,395,099)

Per share data:

Net income (loss) from
  continuing operations               ($0.11)           ($0.09)                     $0.19             ($0.25)

Loss  from continuing operations         -                 -                          -               ($0.40)

Net income (loss)                     ($0.11)           ($0.09)                     $0.19             ($0.65)


                  On October 3, 1997, the Company announced it had signed definitive agreements to acquire High Performance Sports Marketing ("HPSM") of Mooresville, North Carolina, a privately held distributor of NASCAR merchandise and apparel, and Press Pass Partners, of Dallas, Texas, a privately held company which designs and markets collectible sports trading cards. The acquisition of HPSM was completed on October 24, 1997. Included in the consideration for HPSM is $3,250,000 in notes which are payable on November 28, 1997. Should the notes not be paid when due, the sellers of HPSM have the right to rescind the transaction. The acquisition of Press Pass is contingent on the Company's obtaining financing for the transaction, and is expected to close before December 31, 1997. The Company will be required to obtain additional financing to meet the terms of both acquisitions, and it has engaged the investment banking firm of Morgan Keegan & Company to advise it in obtaining the capital required for the acquisitions and for funding post acquisition working capital needs.

                  Consideration for High Performance Sports Marketing was 444,445 shares of the Company's common stock, cash of $1,672,000, and notes of $1,000,000, plus an additional cash payment of $3,250,000 due by November 28, 1997. The acquisition of HPSM resulted in goodwill (the excess of purchase price over the fair value of assets acquired) of approximately $8 million. Consideration for Press Pass is expected to be 600,000 shares of the Company's common stock, cash of $3,000,000, and notes of $1,000,000. The acquisition of Press Pass is expected to result in goodwill of approximately $8 million. Both acquisitions will be accounted for as purchases.


                  .

                            WHEELS SPORTS GROUP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's business is seasonal in nature and therefore the results of operations for any one or more quarters or its financial condition at any specific time are not necessarily indicative of annual results, continuing trends, or future financial condition. Historically, the Company's net sales have been highest in the early and middle of the NASCAR Winston Cup season which starts in February and ends in November.


CORPORATE ACQUISITIONS

On June 30, 1997, the Company acquired Diamond Sports Group, ("Diamond") a privately held Charlotte, North Carolina company involved in merchandising NASCAR oriented products. On August 5, 1997 the Company acquired Emerald Sports Group, ("Emerald") a privately held Charlotte, North Carolina company involved in merchandising NASCAR related home decor fabric products. On October 4, 1997, the Company acquired Greens Racing Souvenirs, ("GRS") a privately held South Boston, Virginia company that sells NASCAR merchandise trackside at NASCAR races and by mail. On October 24, 1997 the Company acquired High Performance Sports Marketing, ("HPSM") a privately held Mooresville, North Carolina company that distributes NASCAR merchandise. On October 3, 1997 the Company signed a definitive agreement to acquire the business of Press Pass Partners, ("Press Pass"), a Dallas, Texas partnership which designs and distributes collectible items, primarily NASCAR trading cards. The acquisition of Press Pass is expected to close prior to December 31, 1997. The terms of these acquisitions are described in Notes 2 and 10 to the financial statements.


DISCONTINUED OPERATIONS

Revenues for the fantasy race game operated by the Company's subsidiary, World of Racing ("WOR") were significantly below anticipated levels during the second quarter and the first part of the third quarter. By early August it had become apparent that revenues for the balance of the year would not improve and that the game would not become profitable without significant investment and restructuring. Consequently, on August 18, 1997 the Company's board of directors decided to terminate operations of WOR. The January 1997 acquisition of WOR was originally accounted for as a pooling-of-interests, but the decision to terminate its operations required that the acquisition be accounted for as a purchase. Since the decision to terminate operations was made prior to the original issuance of the June 30 financial statements, the June 30, 1997 financial statements were reissued to present the financial position and results of operations of WOR as discontinued operations.

FINANCIAL CONDITION

As of September 30, 1997, the Company's principal sources of liquidity included cash of $1,298,000 and net accounts receivable of $1,583,000. As of such date, current assets were $4,068,000 as compared to current liabilities of $1,350,000. Current liabilities included a $375,000 accrual for future costs related to the discontinued operations of WOR. Long-term debt net of current maturities was $135,000.

During the nine months ended September 30, 1997 the Company's financial condition strengthened as a result of its successful initial public offering of 1,035,000 shares of common stock and 1,035,000 warrants, which resulted in net proceeds of $4,732,000. This was in part offset by losses from the discontinued operations of WOR, operating losses in the Company's trading card business, substantial reductions in both bank debt and trade accounts payable, and capital expenditures. Proceeds of the public offering were used to repay $890,000 in short term bank borrowings, fund approximately $630,000 in costs relating to the subsequently discontinued operations of WOR, and pay $150,000 for the acquisition of land for the construction of an office and warehouse building. An additional $309,000 of the proceeds was used to pay off a capitalized lease obligation and obtain title to a building occupied by Diamond. Of the $890,000 in bank borrowings, $400,000 had been incurred to fund a distribution to shareholders to pay their personal tax liabilities on income of the Company, as disclosed in Note 6 to the Consolidated Financial Statements, and $490,000 had been incurred to provide working capital. The balance of the proceeds were used to increase working capital, including funding a reduction of $1,100,000 in accounts payable and accrued expenses. The remaining working capital will be used for anticipated expansion of the business of the Company's subsidiaries, Diamond, Emerald, GRS, and HPSM, for expansion of marketing and promotional activities, and for general corporate purposes.

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

During the first quarter of 1997, the Company experienced slightly slower than usual collections and higher than usual returns on a trading card set sold in late 1996, Crown Jewels Elite. During that quarter, the Company accepted product returns totaling $56,000 and increased its reserves for additional returns by $54,000. During the second quarter of 1997, it became apparent that the Crown Jewels Elite product had been improperly packaged by the Company's contract packager and that there was a substantial problem collecting accounts receivable relating to that product line. The Company recognized that the packaging of Crown Jewels Elite did not meet industry standards and therefore the product was less salable by its dealers and distributors. The Company was constrained to accept product returns and issued approximately $334,000 in credits and price concessions to its customers. As a result, during the six months ended June 30, 1997, the Company increased its reserves for returns by $347,000, of which $54,000 was in the first quarter and $293,000 was in the second quarter. During the third quarter, the Company accepted returns and granted price concessions on Crown Jewels Elite of $317,000, all of which was charged to the reserve. Management does not anticipate any further significant returns or price concessions. The Company has filed suit against the packager of Crown Jewels Elite seeking unspecified damages.

The $1,087,000 net loss from continuing operations was primarily funded by the proceeds of the initial public offering. Accounts receivable decreased by $537,000 which was largely offset by an increase in inventories of $451,000. The increase in inventories includes finished goods increases of $118,000 at Diamond and $306,000 at Wheels, results of the growth in Diamond's business and the unsold balance of products which Wheels introduced in the third quarter ($187,000) and the first half of 1997 ($119,000). Accounts payable decreased by $660,000, the result of a $239,000 increase at Diamond and a $899,000 decrease at Wheels. The decrease at Wheels resulted from an unusually high level of trade payables at December 31, 1996, based on special extended trade terms granted by vendors compared to an unusually low level of trade payables as Wheels took advantage of cash discounts on invoices for products to be released in the fourth quarter of 1997. Deferred revenues, which represents advance payments of royalties and fees by corporate customers of Diamond, decreased by $106,000. Other assets increased $320,000, primarily as a result of an increase from recording $408,000 of goodwill in connection with the purchase of Emerald Sports Group.

Capital expenditures were $297,000, including $150,000 for the acquisition of land. Payments on long term debt totaled $361,000, including payment in full of a capitalized lease obligation of $289,000. Short term debt, including loans from shareholders and officers, was reduced by $440,000.

The Company is currently evaluating its needs for office and warehouse space in light of the corporate acquisitions described above. In particular, the Company's management expects that the two parcels of vacant land in Mocksville, North Carolina on which the Company had planned to construct an office and warehouse facility will be sold and the Company's headquarters will move to the HPSM facility in Mooresville, North Carolina.


RESULTS OF OPERATIONS

Consolidated net revenues during the quarter ended September 30, 1997 were $1,476,000 compared to $730,000 during the same quarter in the prior year, an increase of $746,000 or 102%. Consolidated net revenues for the nine months ended September 30, 1997 were $4,510,000 compared to $3,272,000 for the same nine month period in the prior year, an increase of $1,238,000 or 38%. During the third quarter of 1997, Wheels released one trading card set, Viper `97, which produced substantially all of its $692,000 revenue. During the third quarter of 1996, Wheels released no new trading card sets and generated $244,000 in revenues from sales of previously released cards. During the third quarter of 1997, Diamond had revenues of $784,000 compared to $498,000 in the third quarter of 1996, an increase of $298,000 or 61%. Of this increase, $264,000 was attributable to increased sales of merchandise, with the balance attributable to fees from hospitality and other services.

Consolidated cost of sales during the third quarter of 1997 was $1,056,000 as compared to $764,000 during the third quarter, 1996, an increase of $292,000 or 38%. As a percentage of net revenues, consolidated cost of sales was 71% in the third quarter of 1997 as compared to 105% in the third quarter of 1996. The decrease in cost of sales as a percentage of revenues occurred at both Wheels and Diamond, with cost of sales declining from 149% to 84% at Wheels and from 82% to 60% at Diamond. At Wheels, the third quarter of 1996 cost of sales as a percentage of revenue was extraordinarily high because of the low volume of revenue during the period. At Diamond, the decline in cost of sales as a percentage of revenue resulted primarily from improvements in the margins on fee revenues. Consolidated cost of sales for the nine months ended September 30, 1997 was $3,769,000 compared to $2,176,000 for the same period in the prior year, an increase of $1,593,000 or 73%. Of this increase, $703,000 occurred at Wheels and $890,000 occurred at Diamond, in both cases as a result of increased sales volume.

Gross margin during the third quarter of 1997 was $421,000 as compared to ($34,000) during the third quarter of 1996. The improvement in gross margin was primarily attributable to the lower revenues at Wheels in the third quarter of 1996 and the improvement in both revenues and profitability at Diamond in the third quarter of 1997.

Selling, general and administrative expenses increased $584,000, or 226%, from $258,000 in the third quarter of 1996 to $843,000 in the third quarter of 1997. Of this increase, $234,000 is attributable to Diamond and $350,000 is attributable to Wheels. As a percentage of consolidated net revenues, such expenses increased from 35% in the third quarter of 1996 to 57% in the third quarter of 1997. For the nine months ended September 30, 1997, selling, general and administrative expenses increased $978,000, or 113%, from $869,000 in the same period of 1996 to $1,847,000 in 1997. Of this increase, $481,000 is attributable to Diamond (which had started business in late 1995 and had only limited operations during early 1996), and $497,000 is attributable to Wheels. The increases at Diamond resulted from its growth in revenues and operations while the increases at Wheels resulted from costs related to its acquisition activities and the costs involved with being a publicly owned company.


The Company had elected under Subchapter S of the Internal Revenue Code to have its income taxed on the returns of its individual shareholders for periods prior to 1997. Diamond made a similar election for periods ending prior to its June 30, 1997 acquisition by the Company. For that reason, no provision for income tax expense has been made for any period prior to 1997. The operating losses incurred by the Company in the first half of 1997 will create taxable losses which can be deductible against taxable income in 1997, and possibly later years. However, the Company does not intend to record any future tax benefit from those losses until the timing and amount of their realization is substantially assured.

As a result of the foregoing, the consolidated net loss from continuing operations for the third quarter of 1997 was $375,000 as compared to a consolidated net loss from continuing operations of $304,000 during the third quarter of 1996. For the nine months ended September 30, 1997, the consolidated net loss from continuing operations was $1,088,000 as compared to a consolidated net income from continuing operations of $214,000 for the same period of 1996. Included in that loss is the $130,000 net income of Diamond and the $1,218,000 net loss of Wheels.

The $427,000 loss from discontinued operations in the nine months ended September 30, 1997 includes the operating losses of the Company's subsidiary, World of Racing, prior to the decision to terminate its operations. The $1,032,000 loss from disposition of discontinued operations consists of the write off of $657,000 in goodwill which arose from the purchase of WOR and a provision of $375,000 for losses to be incurred in connection with the termination of operations.


 FACTORS THAT MAY AFFECT OPERATING RESULTS


The statements that are contained in this release that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include expectations of trends to continue through the remainder of the year and plans and objectives for future operations, including operating margins. Forward looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: economic and market conditions in the collectible sports trading card industry, the NASCAR race industry, and the general economy; competitive factors, such as price pressures or the entry of new competitors or increased competition in the collectible sports trading card market or other NASCAR-related markets; the ability to secure financing for acquisitions, expansion or capital expenditures; termination or non-renewal of one or more licenses with well-known NASCAR race drivers; inventory risks due to shifts in market demand or inaccurate production forecasting; decrease in collectors' interest in the Company's cards; the Company's ability to finance and conclude certain business acquisitions; and the risk factors set forth in the Company's Registration Statement on Form SB-2 (Registration No. 333-6340). The reader should consult these risk factors as well as risk factors listed from time to time in the Company's reports on Forms 10-QSB, 10-KSB and other filings under the Securities Act of 1934, as amended, Annual Reports to Shareholders, and other registration statements filed pursuant to the Securities Act of 1933, as amended. All forward looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. There can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

-
                           PART II - OTHER INFORMATION

    ITEM 1.                LEGAL PROCEEDINGS

                                   None.

    ITEM 2.                CHANGES IN SECURITIES AND USE OF PROCEEDS

                           (a)     Not applicable

                           (b)     Not applicable

                           (c) The Company entered into an Agreement and Plan of Reorganization (the "Agreement"), dated June 30, 1997, among Wheels Sports Group, Inc. (the "Company"), Emerald Sports Group, Inc. ("Emerald"), Diamond Sports Group, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") and the three shareholders of Emerald (the "shareholders") pursuant to which Emerald Sports Group, Inc. ("Emerald") merged into Diamond (the "Merger"). Pursuant to the Merger, which was completed on August 5, 1997, 65,000 unregistered shares of the Company's Common Stock were issued to the Shareholders.

                           (d) The Company registered 1,035,000 shares of Common Stock and 1.035,000 warrants for sale to the public at a price of $6.00 per each one share and one warrant unit on a Form SB-2 Registration Statement (Reg. No. 333-6340) (the "Registration Statement") declared effective on April 16, 1997. Two warrants entitle the holder to purchase one share of Common Stock at a price of $7.08. The Company also registered the 517,500 shares of Common Stock underlying the public warrants, and 135,000 shares of Common Stock underlying certain warrants issued or issuable to Schneider Securities, Inc., the underwriter of the public offering.

                           The offering of 900,000 shares and 900,000 warrants was completed in April 1997 and the over-allotment closing on 135,000 shares and 135,000 warrants was completed in May 1997, for aggregate gross proceeds of $6,210,000. Expenses incurred by the Company in connection with the issuance and distribution of the securities registered for the underwriting discounts and commissions were $621,000, expenses paid to or for underwriters were $186,300, and other expenses (consisting of registration fees, filing fees, legal fees, printing and engraving, consulting fees, accounting fees and transfer agent fees ) were $680,790, for total expenses of $1,488,090. None of such expenses were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. The resulting net offering proceeds to the Company after payment of all expenses was $4,721,910.

ITEM 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS-CONTINUED


                           The following table presents the Company's use of the net offering proceeds from the effective date of the Registration Statement through September 30,1997, and a comparison to the Company's anticipated uses of those funds as presented in the Use of Proceeds section in the Registration Statement.


                                                              Actual Use                Use of Proceeds
                                                              by Company                  in Registration
                                                                                             Statement

                           Payments on bank debt                   $ 890,000               $  650,000

                           Purchase of land and building             459,000                  250,000

                           Cash advanced to WOR
                              for working capital                    630,000                1,200,000

                           Cash invested in joint project
                               with Action Performance                80,000                  400,000

                           Additional marketing and
                               promotion expenses                     50,000                  500,000

                           Reduction in outstanding
                               current liabilities                 1,100,000                  250,000

                           Increase in working capital
                               for general corporate
                               purposes                            1,782,000                1,724,000
                                                              ------------------        --------------

                           Total proceeds in the period         $ 4,991,000               $ 4,974,000

                           Less: expenses paid prior
                                   to the period                    248,000

                                   expenses paid after
                                   the period                        11,000
                                                                ------------
                           Net proceeds from the offering       $ 4,732,000


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

             Dated:   November 18, 1997    By:  /s/ Howard L. Correll, Jr.

                                           Howard L. Correll, Jr.
                                           President and Chief Executive Officer

             Dated:   November 18, 1997   By: /s/ F. Scott M. Chapman

                                          F. Scott M. Chapman
                                          Chief Financial Officer