Form 10KSB
period 1997-12-31
WHEELS SPORTS GROUP INC
filed 1998-04-23
CIK 1030593

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                        Commission file number:  0-22321

                           WHEELS SPORTS GROUP, INC.
                 (Name of small business issuer in its charter)

        NORTH CAROLINA                                            56-2007717
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     149 GASOLINE ALLEY DRIVE
    MOORESVILLE, NORTH CAROLINA                                     28115
(Address of principal executive offices                           (Zip Code)

                   Issuer's telephone number:  (704) 662-6442

      Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
         N/A                                                NONE

      Securities registered pursuant to section 12(g) of the Exchange Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $7,491,000.

The aggregate market value of the 2,755,416 shares of Common Stock held by non-affiliates was $17,737,990 as of April 9, 1998. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing price of such shares on the Nasdaq National Market(R) on such date.

As of April 10, 1998, 5,280,253 shares of the issuer's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Form 10-KSB is incorporated by reference to the issuer's definitive proxy statement to be filed with the Commission on or before April 30, 1998. If such proxy statement is not filed by such date, the information required by Part III will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Wheels Sports Group, Inc. ("Wheels") designs, markets and distributes premium quality collectible sports trading cards primarily featuring race drivers, team owners and crew chiefs active in NASCAR-sanctioned racing events. Wheels has license agreements covering its premium quality collectible sports trading cards with substantially all of NASCAR's top drivers and teams. Wheels generally produces between three or four premium quality collectible sports trading card limited issues each year and markets each issue to a network of distributors, brokers and specialty hobby dealers located principally throughout the southeast United States. Wheels estimates that customers in the hobby channel such as distributors and hobby dealers, sports memorabilia shops, sports trading card stores and toy stores have historically accounted for approximately 85% of sales, with the remaining 15% of sales accounted for by the retail channel, which consists of distributors and brokers who resell collectible sports trading cards to mass merchandisers, wholesale clubs and variety stores. Wheels has also sold its collectible sports trading cards to members of the Wheels Club, a membership club organized by Wheels, and to businesses for use in corporate promotions. Wheels' collectible sports trading cards are priced for sale in the premium and high-priced market. Each issue of Wheels' collectible sports trading cards includes standard sets and "premium insert" card sets, which may be divided into "parallel" sets. According to the January 1998 edition of Sports Cards Magazine and Price Guide, seven collectible insert cards produced by Wheels or Press Pass in 1997 were among the top 10 premium insert cards for NASCAR race drivers and six standard cards produced in 1997 were among the top 10 issues for NASCAR race drivers. According to Sports Cards Magazine and Price Guide, the selection of the top 10 trading cards reflects increasing retail prices in the secondary market as well as the trading card industry's most popular and most frequently purchased trading cards. In addition to NASCAR, Wheels produced a draft pick collectible trading card set in 1997 for leading college basketball players, which it expects to continue in future years.

THE ACQUIRED COMPANIES

         In order to expand its collectible sports trading card business and to enter into additional NASCAR-related businesses, Wheels acquired Press Pass Partners ("Press Pass"), High Performance Sports Marketing, Inc. ("High Performance"), Green's Racing Souvenirs, Inc. ("GRS") and Diamond Sports Group, Inc. ("Diamond") (collectively, the "Acquired Companies"). The acquisitions of all of the Acquired Companies occurred between June 30, 1997 and December 31, 1997. Wheels and the Acquired Companies (collectively, the "Company") have consolidated their operations. The Company's new principal executive offices and the consolidated operations are located at 149 Gasoline Alley Drive, Mooresville, North Carolina 28115, and the telephone number is (704) 662-6442. In January 1997, Wheels also acquired World of Racing, Inc. ("WOR") to offer participants the opportunity to play a fantasy NASCAR race game through telephone, fax and the internet. The Company discontinued the operations of WOR in August 1997. The Company also acquired Emerald Sports Group, Inc. ("Emerald") in August 1997 through a merger of Emerald into Diamond. Accordingly, references to Diamond also include Emerald.

         Press Pass. On December 31, 1997, Wheels acquired the two corporate partners of Press Pass, a general partnership based in Dallas, Texas. Press Pass was formed in 1993 to design, market and distribute collectible sports trading cards, primarily for the NASCAR market. Press Pass has license agreements with many of NASCAR's top drivers and teams, including Dale Earnhardt, Jeff Gordon, Dale Jarrett and Terry LaBonte. Press Pass sells its collectible sports trading cards to specialty hobby dealers and national mass market retailers, including Wal-Mart, K-Mart and Target. Press Pass sells to the hobby channel on a direct basis and also through a network of approximately 30 wholesale distributors. The hobby channel and mass market retail channel have each historically accounted for approximately 50% of Press Pass' total revenues. Press Pass also sells collectible sports trading cards through the Press Pass VIP Club, a membership club established by Press Pass which has recently been combined with the Wheels Club and renamed the VIP Club. In 1996 Sports Cards Magazine and Price Guide recognized Press Pass cards as insert single of the year, regular issue single of the year and racing set of the year in the NASCAR category. Also in 1996, Press Pass received the Sports Cards Magazine and Price Guide award for best innovation in the sports card trading industry for the "Burning Rubber" issue, which had pieces of tires used in Winston Cup races imbedded in the premium insert cards. Press Pass was the third leading producer of NASCAR collectible trading cards during 1995, the second leading producer during 1996 and the first leading producer during 1997. In addition to NASCAR, Press Pass has produced draft pick collectible trading cards for leading college football and basketball players since 1995.

         High Performance. In order to diversify its NASCAR-related business operations, Wheels acquired High Performance in October 1997. High Performance is licensed by certain NASCAR race drivers, team owners and sponsors to distribute t-shirts, hats, apparel, souvenirs and other merchandise to convenience stores, mass market retailers such as Wal-Mart and K-Mart, grocery stores, auto dealerships and other retail outlets. High Performance markets its NASCAR licensed merchandise through its own sales and distribution personnel and through approximately 40 independent distributors who primarily service the convenience store channel. As of January 31, 1998, the Company estimates that its High Performance merchandise was carried in approximately 10,000 of the estimated 125,000 convenience stores located in the United States. The Company also estimates that the convenience store channel and mass market retailers each accounted for approximately 25% of High Performance's total revenues during 1997, with remaining revenues attributable to grocery stores, drug stores, special promotions, trackside sales and other retail outlets.

         Diamond and GRS. The Company established trackside retail operations during 1997 through Wheels' acquisition of GRS and Diamond. During the 1997 Winston Cup Series, GRS and Diamond each operated three tractor-trailer rigs for the trackside sale of NASCAR-related merchandise. The Company expects to operate 13 trailers at the 33 races which will comprise the 1998 Winston Cup Series. In 1998, the Company will be the exclusive trackside vendor of t-shirts, hats, apparel, collectible sports trading cards, die cast vehicle replicas, souvenirs and other merchandise for 11 NASCAR teams and corporate sponsors, including the McDonalds' team and driver Bill Elliott, Coors Light and driver Sterling Marlin, Exide Batteries and driver Jeff Burton, R.J. Reynolds and driver Jimmy Spencer, First Union and driver Wally Dallenbach and the Cartoon Network. The Company will also operate the trackside licensed souvenir programs for both Chevrolet and Ford.

         The acquisition of Diamond has also enabled the Company to offer corporate hospitality programs at certain NASCAR events. During the 1998 Winston Cup Series, the Company will manage the trackside corporate hospitality programs for Ferguson Enterprises and Goody's Pharmaceuticals, a division of Block Drug Company, Inc. The Ferguson Enterprises hospitality program will cover 11 of the Winston Cup races during 1998, while the Goody's program will cover two races. At each event, the Company will be responsible for coordinating and obtaining corporate suites or hospitality tents, tickets to the event, passes to tour the track pits and other track facilities, food and beverages, and NASCAR-related merchandise and souvenirs for a specified number of guests. During 1997, Diamond managed corporate hospitality programs at nine events covering a total of approximately 2,700 guests. During 1998, the Company expects to manage corporate hospitality programs at 11 events covering a total of approximately 3,500 guests.

THE PROPOSED ACQUISITION

         The Company has entered into an agreement and plan of merger with Racing Champions Corporation ("Racing Champions"), a leading producer and marketer of collectibles, including an extensive line of officially licensed die cast replicas of actual race cars and related vehicles from the five most popular U.S. professional racing series, including NASCAR. The agreement contemplates that Racing Champions will acquire the Company as a wholly owned subsidiary (the "Racing Champions Merger") and that the Company's Common Stock (other than dissenters' appraisal rights shares) will be converted into the right to receive a portion of a share of Racing Champions' Common Stock in accordance with an exchange ratio contained in the merger agreement (the "Exchange Ratio"). Shareholder approval of the agreement by shareholders of both Racing Champions and the Company is required prior to consummation of the transaction contemplated by the agreement. The Company and Racing Champions anticipate filing a joint proxy statement/registration statement describing the transaction with the Securities and Exchange Commission. Reference is made to such proxy statement/registration statement for additional information concerning Racing Champions and the proposed Racing Champions Merger.

INDUSTRY AND MARKET OVERVIEW

         The NASCAR Racing Market. NASCAR, which sanctions all races that constitute the Winston Cup and the Busch Grand National Stock Car Series, has enjoyed significant increases in popularity and media exposure, leading to greater visibility for the race drivers, team owners and crew chiefs active in NASCAR racing. Attendance at NASCAR Winston Cup Series events has significantly exceeded attendance growth experienced by other major sports. The entire 1997 Winston Cup Series was broadcast to national television audiences by television networks and cable channels, and also received extensive national radio coverage.

         Collectible Sports Trading Card Industry. According to the Sports Card Manufacturers Association, Inc. ("SCMA"), a trade organization comprised of the four largest manufacturers of collectible sports trading cards, the collectible sports trading card market generated sales of approximately $560 million in 1995, which equates to retail sales of approximately $900 million. Sales of collectible sports trading cards are most directly influenced by the popularity of the related sport, which is most effectively measured by fan attendance, media ratings and exposure. In the late 1980's, sales of collectible sports trading cards experienced significant growth, increasing from $250 million in 1988 to approximately $982 million in 1991. This significant increase in sales was accompanied by changes in the market, as the number of distributors and dealers expanded and as demand caused major sports organizations and players associations to expand the number of licensees entitled to produce and distribute collectible sports trading cards. The increase in competition which resulted from an expansion of the number of licensees was accompanied by entry into the collectible sports trading card market of speculators who sought to capitalize on increasing values of collectible sports trading cards. As a result, the collectible sports trading card market became over-extended, with sales declining from $982 million in 1991 to approximately $767 million in 1993. Thereafter, the Major League Baseball strike and the National Hockey League work stoppage in 1994 caused a further decline in sales of collectible sports trading cards, with 1995 sales declining to approximately $560 million, according to the SCMA.

         As a result of the events which took place from 1991 through 1994, there has been a significant consolidation of the collectible sports trading card industry. Several collectible sports card manufacturers ceased operations or declared bankruptcy in 1995 and 1996, and the Company is aware of several other collectible sports trading card manufacturers experiencing severe financial difficulties. The Company believes that the industry consolidation, which is still ongoing, will result in the market being dominated by the four full line collectible sports trading card manufacturers and certain regional manufacturers that will target specific sports or types of products in smaller, segmented markets.

         While players associations and participants in sporting events such as NASCAR races have an incentive to maximize their exposure through media such as collectible sports trading cards, participants in these sports also recognize that the ability of collectible sports trading card manufacturers to pay guaranteed and other royalties is directly related to the level of competition and profitability of the cards or other media. As a result of the consolidation in the collectible sports trading card industry, and because the players associations and sports participants are familiar with the difficulties encountered by the remaining manufacturers in the industry, the Company believes it is unlikely that a significant number of additional licenses will be issued in the near future for manufacturers of collectible sports trading cards. Consequently, the Company believes that the limited number of licenses of NASCAR drivers, team owners and crew chiefs available for collectible sports trading cards will serve as a barrier to additional competition to some degree.

         The Company believes that retail customers for Wheels and Press Pass premium collectible sports trading cards are primarily comprised of collectors who select collectible sports trading cards based on their scarcity, creative design, innovative product attributes and likelihood of higher aftermarket value. Collectors typically track aftermarket values through Beckett Monthly, which publishes secondary market values for collectible sports trading cards in price guides covering baseball, football, basketball, hockey, motor sports and future stars. Although collectible sports trading cards are sold through several distribution channels, including hobby dealers, mass merchandisers, convenience stores and other outlets, the Company believes that the majority of collectible sports trading cards sold through retail outlets other than hobby dealers are priced in the low and mid-price market. Conversely, the Company believes that a majority of sales of premium and high-priced collectible sports trading cards are made through hobby dealers.

BUSINESS STRATEGY

         Wheels' strategy is to enhance its position as a niche designer and marketer of premium collectible sports trading cards and to expand into additional NASCAR-related markets to capitalize on the growth now being experienced in NASCAR racing. Key elements of that strategy include:

         o Diversify NASCAR-Related Activities. Wheels has aggressively diversified its operations through the acquisition of NASCAR-related businesses in order to capitalize on market opportunities created by NASCAR's growth. Wheels has executed its diversification strategy by acquiring Press Pass, a leading competitor in the collectible trading card market; High Performance, a distributor of NASCAR licensed merchandise; and Diamond and GRS, companies engaged in trackside sales and hospitality management at NASCAR events. The Company has entered into the agreement with Racing Champions in order to further diversify the product offerings of the combined companies.

         o Exploit Marketing and Distribution Opportunities. The Company will attempt to increase revenues by exploiting marketing and distribution opportunities which have been created by the acquisition of the Acquired Companies. Each of the Acquired Companies has expertise and relationships covering different marketing strategies and distribution channels. For example, High Performance and Press Pass have significant experience and relationships with mass market retailers, a distribution channel which the Company has not fully exploited. In addition, Diamond and GRS are engaged primarily in trackside activities, thereby providing a distribution channel for all of the Company's NASCAR products. The Company intends to apply its enhanced marketing and distribution capabilities across all product lines in order to increase sales in its distribution channels.

         o Integrate Acquired Companies. Execution of Wheels' diversification strategy required that operations of the Acquired Companies be effectively integrated with Wheels. Consolidation of physical facilities is substantially complete, as the Company and each of the Acquired Companies are now based in Mooresville, North Carolina. As part of the ongoing integration of the Acquired Companies, the Company will attempt to identify and achieve certain economies of scale and operating efficiencies which would not otherwise be available to Wheels or any of the Acquired Companies on an individual basis.

         o Expand License Arrangements. The Company will seek to preserve and enhance its relationship with NASCAR team owners and drivers in order to maintain the license agreements required for producing and marketing collectible sports trading cards, apparel and other products. The Company also intends to aggressively pursue new license arrangements in order to expand the High Performance product lines and the range of trackside opportunities which are available to the Company.

         o Emphasize Product Differentiation. Wheels and Press Pass have each issued their collectible sports trading cards in limited production runs with Wheels' products generally premium priced and Press Pass' products covering a wider range of prices. The Company believes that limited production and high quality have enhanced the marketability of Wheels and Press Pass collectible sports trading cards and have enabled both Wheels and Press Pass to achieve brand recognition among their network of distributors, brokers and hobby dealers. The Company intends to continue its emphasis on the collectibility of sports trading cards through increased penetration of all price segments and limited production of trading card products.

         o Continue Commitment to Creative Design and Latest Production Technologies. The Company believes that sales of collectible sports trading cards is significantly influenced by the creative design of cards and the technologies utilized during the production process. As a manufacturer of premium priced collectible sports trading cards, the Company intends to continue the use of innovative designs and unusual materials in both Wheels and Press Pass cards. The Company also plans to continue its practice of using production techniques such as microetching, embossing and lamination in order to add to the attractiveness and creative appeal of the Company's collectible sports trading cards.

PRODUCTS AND SERVICES

         Collectible Sports Trading Cards. Both Wheels and Press Pass are leaders in the NASCAR collectible sports trading card market and both have been innovative in their designs. Each has produced its collectible sports trading cards using various production techniques and premium quality materials to enhance the appearance, attractiveness and collectibility of its products. Each has used materials in its cards consistent with an issue's theme such as snakeskin in the Viper issue, small precious jewels in the Crown Jewels and Crown Jewels Elite, sharks teeth in Race Sharks and pieces of rubber taken from actual NASCAR race car tires in the Burning Rubber issue. They have introduced innovations such as season-long interactive cards, prism cards, 24-carat gold signature cards, embossed cards and holofoil cards. According to the January 1998 edition of Sports Cards Magazine and Price Guide, seven collectible insert cards produced by Wheels or Press Pass in 1997 were among the top 10 premium insert cards for NASCAR race drivers and six standard cards produced in 1997 were among the top 10 issues for NASCAR race drivers. According to Sports Cards Magazine and Price Guide, the selection of the top 10 trading cards reflects increasing retail prices in the secondary market as well as the trading card industry's most popular and most frequently purchased trading cards. In addition to NASCAR, Wheels produced draft pick collectible trading card sets in 1997 for leading college basketball and football players, which it expects to continue in future years. In 1995 and 1996, Wheels also issued two regular sets of collectible sports trading cards featuring rodeo professionals who were active in the Professional Rodeo Cowboys Association and other rodeo activities. Wheels has discontinued its professional rodeo collectible sports trading card activities. Press Pass is one of the largest producers of National Football League and National Basketball Association draft pick trading cards. Draft pick cards feature leading college players who are expected to be selected in the NFL and the NBA drafts each year.

         The following table sets forth information concerning collectible sports trading card sets produced by Wheels and Press Pass with original issue dates in 1994 through 1997 which featured NASCAR race drivers, team owners and crew chiefs or football and basketball draft picks:

                                              WHEELS
--------------------------------------------------------------------------------------------------------
         1994                     1995                     1996                          1997
         ----                     ----                     ----                          ----
High Gear I                    High Gear I            Viper                      Race Sharks
Harry Gant Farewell Tour       Crown Jewels           Crown Jewels Elite         Viper
Power Pack Team Sets           Knight Quest                                      Predator
High Gear II                                                                     Jurassic Park Racing
                                                                                 Rookie Thunder
                                                                                   Basketball Draft Picks

                                              PRESS PASS
----------------------------------------------------------------------------------------------------------
          1994                     1995                         1996                        1997
          ----                     ----                         ----                        ----
Press Pass Race Cards    Press Pass Race Cards        Press Pass Race Cards       Press Pass Race Cards
Press Pass VIP           Press Pass Premium           Press Pass Premium          Press Pass Football
Press Pass Optima XL     Press Pass VIP               Press Pass Premium            Draft Picks
                         Press Pass Premium            Football Draft Picks       Press Pass Premium
                           Basketball Draft Picks     Press Pass Paydirt          Press Pass VIP
                         Press Pass Optima XL         Press Pass VIP              Press Pass Action Vision
                                                      Press Pass M Force          Press Pass Basketball
                                                      Press Pass Basketball         Draft Picks
                                                        Draft Picks               Press Pass Double
                                                                                    Threat Basketball
                                                                                    Draft Picks

         The production of the Company's collectible sports trading cards begins with the conceptualization and design of a card issue. Management at Wheels and Press Pass have historically been responsible for the conceptualization of a card issue, but have also used outside consultants in the design process. Moreover, both in-house personnel and outside consultants have been used in the development of mock-ups as the design process nears completion. Each issue of collectible sports trading cards is produced in standard sets and in "premium insert" sets. Premium insert sets carry an additional price premium.

         During the design process, a photographer secures photographs which will be used on the sports trading cards. Under certain license agreements, the Company must have a licensor's approval prior to the use of a particular photograph and, therefore, the photographer generally secures a wide variety of photos from which the licensor may choose. After the preparation of a template of the licensor personality which is then digitized, the Company provides a computer disk to a printer which includes all images to appear on the cards. During this time, the Company must coordinate the activities of the printer with those of other contractors such as foil stampers and inkjetters, who are responsible for the placement of foil, other special effects and inkjet numbering on the trading cards. Following printing, foil stamping, inkjetting and the placement of any other special effects on the cards, the card sheets are delivered to a packager for cutting, collating and packaging.

         The Company relies on outside suppliers for photography and for printing, foil stamping, inkjetting and cutting, collating and packaging of trading cards. Although the Company seeks price quotes from several suppliers for each primary function in order to assure competitive pricing, the Company has generally found that the establishment of close relationships with its suppliers has been beneficial both to the Company and to the supplier. The Company does not maintain written supply agreements with any of its suppliers and believes that a number of alternate suppliers are available for each of the primary functions necessary for production of collectible sports trading cards.

         The production process generally requires from 90 to 180 days from conceptualization of a card issue to shipment. Production delays are sometimes experienced due to a variety of factors such as irregularities in foil stamping, chipping of trading cards during the cutting process, and printing errors. Wheels experienced significant returns in 1997 as a result of a packaging error committed by Wheels' principal supplier of cutting, collating and packaging services. Wheels has filed suit against the supplier seeking damages in connection with the excess returns. Should the Company experience errors in the production process in the future, delivery of collectible sports trading cards could be delayed and the Company could incur additional expenses if it were required to seek an alternate supplier or to reprint a card.

         Due to the 90 to 180 day lead time required for the production of collectible sports trading cards, the Company is required to develop production forecasts for the sale of new products. In order to limit the risk of over-production of a collectible sports trading card issue and in order to develop accurate production forecasts, the Company develops promotional cards and sales materials for each trading card issue which are used to solicit orders from distributors and dealers. The Company generally receives orders totaling between 85% and 95% of the total number of collectible sports trading cards to be printed in an issue. Orders are subject to cancellation by the customer at any time before or after issuance of collectible sports trading cards. The actual size of the print run varies based on the Company's past sales experience, anticipated residual sales following an issue, the time of year in which the issue is to be delivered and other sales-related considerations. For example, the Company will frequently produce trading cards in excess of orders for collectible trading card issues which are marketed and sold during the racing season. Excess production also allows the Company flexibility in responding to reorders received from distributors or dealers. While the Company is unable to forecast reorders from distributors or dealers with respect to any one issue, the Company's prior sales experience has indicated that the Company will receive reorders from certain of its distributors or dealers in some trading card issues. In the event production forecasts do not correctly estimate demand for collectible sports trading cards, the Company may be required to write down excess inventory or may miss potential market opportunities. There can be no assurance that production forecasts will accurately estimate demand for particular trading card issues.

         The Company maintains a close relationship with its distributors and seeks input from its distributors with respect to the design and expected demand for collectible trading sets. Historically, both Wheels and Press Pass have held periodic meetings with their respective distributors, attended industry trade shows and evaluated competitive products in an effort to identify market opportunities for new products. Although neither Wheels nor Press Pass has maintained a formal research and development effort, management has been active in identifying opportunities in collectible sports trading cards for NASCAR and draft pick personalities on a continuous basis.

         The Company anticipates continued limited production runs of each collectible sports trading card issue and expects to produce collectible sports trading cards under both the "Press Pass" and "Wheels" brand names. However, all trading card operations are being consolidated in order to realize certain efficiencies and economies of scale. For example, Wheels anticipates the acquisition of Press Pass will result in more efficient use of personnel, a reduction in royalty costs as a result of certain shared license arrangements, a reduction in fees payable to independent contractors as a greater portion of design and production work is performed in-house and possible volume pricing discounts. The Company intends to coordinate the release of up to ten different trading card issues throughout each year so as to minimize competition between cards produced under the "Wheels" and "Press Pass" names. The determination of the number of issues to be produced in any particular year will depend on a number of factors including but not limited to, demand for particular trading card issues and sets within the issue, input received from distributors, developments in the collectible sports trading card industry and within NASCAR, and the Company's success in maintaining and securing license agreements from draft pick athletes and the race drivers, team owners and crew chiefs in NASCAR racing.

         The Company will continue to closely monitor production volume of each set of trading cards with a view toward maintaining the collectibility of its trading cards. The Company believes, based on information published by Beckett Monthly price guides, that both Wheels' and Press Pass' collectible sports trading cards have competed favorably in the secondary market. The Company anticipates that production of collectible sports trading cards will continue to be limited on a per-issue basis to assure maintenance of the brand image associated with its products. The Company has no control over values of collectible sports trading cards in the secondary market, which are established by market forces and which are reported upon by collectible sports card price guides such as Beckett Monthly. In the event interest among collectors in Wheels' or Press Pass' sports trading cards declines for any reason, sales could decrease, perhaps substantially. Moreover, because the interest of collectors in Wheels' or Press Pass' collectible sports trading cards is in part dependent upon interest in NASCAR racing, a decline in interest in NASCAR racing could directly affect demand for the Company's products.

         NASCAR Merchandise Distribution. As a result of its acquisition of High Performance in October 1997, the Company distributes NASCAR-related merchandise to convenience stores, mass market retailers such as Wal-Mart and K-Mart, grocery stores, drug stores and other retail outlets. During 1997, merchandise distributed by High Performance included T-shirts, hats, jackets, die cast vehicle replicas, sunglasses, golf balls, key chains, can coolers, bumper stickers, license plates and souvenirs. The Company's right to distribute NASCAR-related merchandise is generally based upon licenses or sub-licenses granted by NASCAR team owners, drivers or corporate sponsors. NASCAR-related merchandise is generally designed in-house, subject to final approval by the respective licensor, but the Company relies on outside manufacturers for substantially all High Performance production work. The Company utilizes a number of domestic and Asian manufacturers and suppliers for High Performance merchandise, and does not believe it is dependent on any particular manufacturer or supplier.

         Trackside Sales and Hospitality Management. The Company established trackside sales and hospitality management programs during 1997 through its acquisition of Diamond and GRS. The Company expects to operate 13 trailers at the 33 races scheduled for the 1998 Winston Cup Series and will be the exclusive trackside vendor of T-shirts, hats, apparel, collectible sports trading cards, die cast vehicle replicas, souvenirs and other merchandise for 11 NASCAR teams and corporate sponsors, including the McDonald's team and driver Bill Elliott, Coors Light and driver Sterling Marlin, Exide Batteries and driver Jeff Burton, R.J. Reynolds and driver Jimmy Spencer, First Union and driver Wally Dallenbach and the Cartoon Network. The Company will also operate the 1998 trackside souvenir programs for Chevrolet and Ford.

         During the 1998 Winston Cup Series, the Company will manage the trackside corporate hospitality programs for Ferguson Enterprises and Goody's Pharmaceuticals, a division of Block Drug Company, Inc. The Ferguson Enterprises hospitality program will cover 11 of the Winston Cup races during 1998, while the Goody's program will cover two races. At each event, the Company will be responsible for coordinating and obtaining corporate suites or hospitality tents, tickets to the event, passes to tour the racetrack pits and other track facilities, food and beverages, and NASCAR-related merchandise and souvenirs for a specified number of guests. During 1997, Diamond managed corporate hospitality programs at nine events covering a total of approximately 2,700 guests. During 1998, the Company expects to manage corporate hospitality programs at 11 events for a total of approximately 3,500 guests.

MARKETING AND SALES

         Collectible Sports Trading Cards. The Company's marketing strategy with respect to collectible sports trading cards is to increase sales by selectively expanding the number of distributors and dealers, increasing penetration of the retail market, developing new and innovative collectible sports trading card products for the NASCAR market, and increasing market penetration in the corporate promotions market. As of January 31, 1998, the Company employed eight individuals responsible for marketing and sales of collectible sports trading cards and uses a network of approximately 25 independent manufacturers' representatives for outside sales. The Company's marketing and sales employees are responsible for implementing sales programs, coordinating with distributor and dealer networks, customer service, and participating in industry trade shows.

         Wheels' collectible sports trading card sales have historically been concentrated in the hobby market, which accounted for approximately 85% of such revenues during the three year period ended December 31, 1997. The mass market channel has accounted for the remainder of such revenues. In contrast, Press Pass revenues have historically been divided approximately equally between the hobby and mass market channels. Sales to the hobby market are made through hobby distributors or directly to hobby dealers. As of January 31, 1998, Wheels and Press Pass each had relationships with approximately 30 hobby distributors.

         Commencing in 1998, Wheels and Press Pass collectible sports trading card marketing and distribution activities will be coordinated in order to realize certain efficiencies and take advantage of their combined resources and expertise. The release and distribution of new card issues throughout the year will be timed so as to minimize competition between cards produced under the "Wheels" and " Press Pass" brand names. In addition, the Company intends to exploit Press Pass' experience and success with mass market retailers in order to increase the Company's revenues attributable to the mass market channel.

         Wheels and Press Pass have each developed their own membership club. Members of the Wheels Club and Press Pass VIP Club receive newsletters and other product materials from Wheels and Press Pass, and are given the ability to purchase collectible sports trading cards and other products sold exclusively to members. In January 1998, the Wheels Club and Press Pass VIP Club were combined and renamed as the VIP Club. The Company expects to continue to develop the VIP Club as an additional channel through which exclusive collectible sports trading cards and other NASCAR-related products can be sold.

         NASCAR Merchandise Distribution. The Company distributes High Performance merchandise through a network of independent sales representatives, independent distributors or "rack jobbers," and in-house sales and marketing employees. Sales to the convenience store market are made primarily through a network of approximately 40 rack jobbers, who are responsible for managing, and generally handle the purchase and delivery of, all products within a specified category to convenience stores. The rack jobber is assigned certain shelf or rack space in which to display the products which are managed by the rack jobber. Rack jobbers purchase merchandise from the Company on a cash basis or on limited credit terms for resale to the convenience stores which they service. The Company maintains an "at will" relationship with rack jobbers which may be terminated at any time by either party.

         In addition to rack jobbers, High Performance established a network of approximately 30 independent sales representatives during the second half of 1997. The independent sales representatives sell merchandise to rack jobbers or directly to convenience stores on a commission basis. The Company's own sales and marketing staff oversees the activities of rack jobbers and independent sales representatives, is generally responsible for direct sales made to mass market retailers and grocery stores, and creates product promotions and display stands for use by retail outlets. And finally, High Performance merchandise will be marketed through the trackside division of the Company commencing in the 1998 racing season.

         High Performance's NASCAR merchandise sales have historically been concentrated in the southeast United States. The Company estimates that convenience stores and mass market retailers each accounted for approximately 25% of High Performance's revenues in 1997. High Performance's largest mass market retail account during the year ended December 31, 1997 was K-Mart, which accounted for approximately 50% of High Performance's mass market revenues during such year. The remaining revenues were attributable to other mass market retail accounts, grocery stores, drug stores, corporate promotions, trackside events and other retail outlets. The Company estimates that its merchandise is currently available in approximately 10,000 of the estimated 125,000 convenience stores located in the United States.

         The Company's marketing strategy with respect to NASCAR-related merchandise is to increase sales in the convenience store and mass market retail channels by expanding its network of rack jobbers and independent sales representatives, increasing the number of product promotions which can be offered throughout the year in order to increase revenues at existing retail outlets, and obtaining license rights from additional NASCAR race drivers, team owners and sponsors in order to broaden product lines. Marketing and sales of NASCAR-related merchandise are coordinated by 14 employees who oversee the activities of independent rack jobbers and sales representatives, handle direct sales to mass market retailers, develop and implement sales programs and participate in convenience store trade shows.

         Trackside Sales and Hospitality Management. The Company's marketing strategy with respect to trackside retail sales has been to expand the number of tractor-trailer rigs at each NASCAR event from six to thirteen and to ensure timely and reliable set-up of trackside retail operations at each event. The Company has also attempted to increase the variety of the products offered and offer those products at a competitive price. Obtaining agreements for trackside hospitality is based primarily on personal relationships within the NASCAR industry and the quality of the service provided. The trackside hospitality market generally consists of small, privately-owned operators and the Company intends to seek additional agreements to expand its presence in the trackside hospitality market. The Company's personnel manage both the trackside retail operations and the trackside hospitality.

COMPETITION

         Competition in the collectible sports trading card market is intense and is based primarily on collectibility, brand recognition, product features, pricing, customer service, quality and creativity. The Company currently views one of the four full line collectible sports trading card manufacturers, Upper Deck, as its primary competition. Of the three remaining full line companies, two recently announced their withdrawal from the NASCAR market and one never produced NASCAR-related collectible sports trading cards. Upper Deck is larger than the Company and has a longer operating history, better name recognition, and greater financial, marketing and other resources than the Company.
Although the number of competitors active in the collectible sports trading card market has recently declined due to industry consolidation, the Company does not believe that competition in the trading card industry has lessened. The NASCAR race drivers, team owners and crew chiefs with whom the Company has licenses also have the ability to grant additional licenses, thereby increasing the number of firms active in the Company's primary market. The Company believes that its ability to compete effectively in the future will be based more on collectibility, creative design and quality, as opposed to price. The Company's ability to compete based on these factors will depend to some extent on its ability to gauge demand and respond to market trends, identify consumer preferences, and maintain product innovation.

         Competition in the distribution of NASCAR-related merchandise to convenience stores, mass market retailers and other retail outlets is intense and is primarily based on product appeal, ability to capture shelf or rack space, timely distribution, price and quality. Competition is also based on the ability to obtain license agreements with NASCAR race drivers, team owners and sponsors authorizing the right to use the name, photograph, likeness, autograph or image of the NASCAR personality on specific product lines to be sold through specific distribution channels or retail outlets. The Company considers Action Performance Companies, Inc., a manufacturer of die cast racing replicas and distributor of other NASCAR-related products, to be a significant competitor in the distribution of licensed NASCAR-related merchandise. Because competition for limited shelf and rack space in convenience stores and mass market retailers is not limited to products in the NASCAR category, the Company believes that it competes generally with distributors of a wide range of soft goods, novelties, souvenirs and similar products.

         The Company believes that competition in the trackside retail market is based primarily on the ability to secure license agreements with NASCAR race drivers, team owners and sponsors, timely and reliable set-up of trackside retail operations at each event, personal relationships within the NASCAR industry, quality and variety of product offerings, customer service and price. Again, the Company considers Action Performance Companies, Inc. as the largest competitor in the trackside retail market. The Company expects that during the 1998 Winston Cup Series it will be the second largest competitor in this market. The Company considers the ability to obtain favorable license agreements and the capital investment required in tractor-trailer rigs to be the principal barriers to entry in this market. Competition in the trackside hospitality market is based primarily on customer service and personal relationships within the NASCAR industry. The trackside hospitality market is highly fragmented and generally consists of small, privately-owned operators. The Company believes that it is a significant competitor in the trackside hospitality market.

PROPRIETARY RIGHTS

         The Company considers its license agreements, trademarks and trade names to be material to its business. The Wheels and Press Pass names and logos have been registered with United States Patent and Trademark Office for trading card applications. Wheels and Press Pass have also registered or filed trademark applications for various names and logos which relate to various trading card sets. The Company has not adopted a formal intellectual property protection program, and currently relies on a combination of trademark, copyright and trade secret protection and license agreements to establish and protect its proprietary rights.

         All of the Company's business operations are dependent upon the license agreements it maintains with NASCAR race drivers, team owners and corporate sponsors. At December 31, 1997, the Company had in effect a total of over 100 license agreements covering various products and distribution channels. The Company believes that it has trading card licenses in effect with substantially all of NASCAR's leading drivers for the 1998 racing season. The Company also has license arrangements in place covering trackside retail programs to be operated during 1998 for 11 NASCAR drivers, teams or corporate sponsors, including Bill Elliott and McDonald's, Sterling Marlin and Coors Light, Jeff Burton and Exide Batteries, Jimmy Spencer and R.J. Reynolds, Wally Dallenbach and First Union, Joe Nemechek and Bell South, Jerry Naduee and First Plus Financial, The Cartoon Network, Ford and Chevrolet. With respect to the distribution of NASCAR-related merchandise to convenience stores, mass market retailers and other retail outlets, the Company is licensed to distribute specified products by various NASCAR drivers, teams and sponsors.

         The Company's license agreements generally have a term of one to three years, with certain agreements, particularly those relating to trading cards, having provisions for automatic year-to-year extensions unless the licensee or the licensor provides notice of cancellation. The license agreements grant the licensee the right to use the licensor's name, picture, facsimile signature and biographical information during the term of the license on specified products. In addition, certain licenses are restricted to certain distribution channels or retail outlets. Licenses relating to trading cards are generally non-exclusive and may be terminated by the licensor for non-payment of royalties and for other specified causes. The licenses generally provide for percentage royalties based on sales, and certain licenses provide for minimum guaranteed royalties payable during the term of the license. The Company's ability to secure licenses from the most popular NASCAR race drivers, team owners and corporate sponsors is material to its business. The expiration or non-renewal of a material number of license agreements, particularly those with leading NASCAR drivers or teams, would have a material adverse effect on the Company.

EMPLOYEES

         The Company had 89 full-time employees as of January 31, 1998. Approximately 14 are engaged in collectible sports trading card operations, approximately 20 are engaged in NASCAR merchandise distribution operations, approximately 38 are engaged in trackside retail and hospitality operations and three are engaged in corporate purchasing activities. In addition, 14 of the Company's employees are engaged in corporate management and administrative activities. None of the Company's employees are subject to collective bargaining agreements and the Company believes its employee relations are good.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Certain statements made in this Business section and elsewhere in this Annual Report on Form 10-KSB are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements involve risks and uncertainties that are based on certain assumptions that may not be realized. Forward-looking statements include or relate to the Company's plans or expectations to: (i) capitalize on its operational capabilities and management team, (ii) successfully assimilate the operations of the Acquired Companies to achieve certain economies of scale,
(iii) secure additional capital, (iv) expand existing marketing programs and initiate new marketing programs, (v) continue to obtain license agreements with NASCAR drivers, teams owners and crew chiefs and with sanctioning bodies,
(vi) generate additional revenue while controlling the cost of goods produced and services provided and general administrative expenses as a percentage of revenues, and (vii) complete the merger with Racing Champions.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that are based on assumptions that the Company will continue to be able to design and produce premium quality sports trading cards that are creative and collectible, that the expense of increasing trackside marketing and hospitality services will outweigh the cost of expansion, that the Company will continue to be able to attract qualified and experienced management personnel, that competitive conditions within the industry will not change adversely, that demand for the Company's services and products will remain strong, that the Company will retain its existing key management personnel, that the Company's forecasts will accurately anticipate market demand, that the Company will be able to obtain additional capital, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company and its management. Although the Company believes that the assumptions underlying the forward-looking statements made in this Annual Report on Form 10-KSB are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements made herein will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. Risk factors relate to (i) continued growing interest in racing and motor sports; (ii) continued ability to obtain license agreements or obtain license agreements with minimum guaranteed payments or royalties that enable the Company's to offer its products and services at competitive prices; (iii) consumer acceptance of the Company's services and products; (iv) availability of capital resources, including additional financing when and as needed, and on terms acceptable to the Company; (iv) economic considerations, such as potential adverse changes resulting from general economic downturns and interest rate and cost of funds increases; (v) consolidation strategy risks, such as availability of acquisitions on reasonable terms, the addition of debt and amortization of costs related to goodwill and other intangible assets, and successful integration and management of acquired operations and personnel; (vi) the ability to manage rapid growth;
(vii) business conditions and growth in the markets for collectible sports trading cards; (viii) competitive factors, such as the entry of new competitors into the NASCAR trading card and merchandise markets; (ix) inventory risks due to shifts in market demand; (x) changes in product mix; and (xi) the risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's reports on Form 10-QSB, 8-K, 10-KSB, Annual Reports to Shareholders, and reports or other documents filed pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934. Any of these factors could cause the Company's revenues or net income, or the growth in revenues or net income, to differ materially from prior results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its funding, marketing, capital expenditure or other budgets, which may in turn materially affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person or entity that the objectives or plans of the Company can or will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following sets forth certain information with respect to the facilities currently leased by the Company.

                                    APPROX.      CURRENT
                                    SQUARE       MONTHLY                                          LEASE
          LOCATION                  FOOTAGE      RENTAL               LESSOR                   TERMINATION
          --------                  -------      ------               ------                   -----------
149 Gasoline Alley Drive            40,000      $ 16,170      Beale Street Realty, Inc.     February 28, 2012
Mooresville, North Carolina(1)

224 Rolling Hill Road, Suite 9A      2,830      $  3,098      Athena Associates             April 30, 1998
Mooresville, North Carolina(2)

1727 Seymour Drive                   1,600      $    500      Harold and Rhonda Green       October 31, 1998
South Boston, Virginia(3)

123 Associates Lane                  8,000      $  3,633      Nanco I, LLC                  December 31, 1999
Indian Trail, North Carolina(4)

2079 Highway 601 North               4,000      $    800      Christy Trucking, Inc.        September 1997
Mocksville, North Carolina(5)

1321 Lady Street                     1,225      $  1,047      Carolina Properties           October 1999
Columbia, South Carolina(6)                                   Building Partnership

14800 Quorum Drive, Suite 420        2,500      $  3,920      Transwestern Office           January 31, 1999
Dallas, Texas(7)                                              Partners I, LLC
-------------------------

(1) Corporate headquarters and warehouse facility for the Company. Beale Street Realty, Inc. is owned by Randy C.
     Baker, an executive officer of the Company.
(2)  Office facility originally leased by High Performance.
(3) GRS retail location. Harold Green is the President of GRS and Rhonda Green is his spouse.
(4)  Diamond warehouse facility.
(5) Wheels warehouse facility. The term of this lease has been extended on a month-to-month basis.
(6) Office facility formerly utilized by WOR. The Company is attempting to sublease or negotiate a buy-out of the remaining lease term.
(7) Formerly the executive offices of Press Pass. The Company is attempting to sublease or negotiate a buy-out of the remaining lease term.

         The Company also owns two properties, both of which are currently listed for sale. The Company owns a 13.6 acre parcel of vacant land in Mocksville, North Carolina which is currently for sale at a price of $170,000 and a 3.6 acre parcel of vacant land in Mocksville which is listed for sale at a price of $130,000. During the first quarter of 1998, the Company sold a 4,800 square foot building on a two acre parcel of land located in Indian Trail, North Carolina to an unrelated party at a price of $326,000.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, the Company is not a defendant in any material litigation and is not aware of any threatened or pending legal action which would have a material adverse effect on the Company's business, operations or financial condition.

         On May 4, 1997, a proposed class action lawsuit was filed in U.S. District Court in Georgia against several trackside vendors, including GRS.
The complaint alleges that the defendants have engaged in price fixing activities at certain NASCAR events in violation of federal anti-trust laws. Plaintiffs seek an unspecified amount of compensatory and punitive damages and also an order enjoining the alleged price fixing practices. GRS has entered into a joint defense agreement with certain co-defendants pursuant to which defense costs are being reimbursed by defendant Americrown Service Corporation. The existing joint defense agreement is to remain in effect through class certification proceedings, which are expected to be completed during late 1998. The Company expects that the action will be dismissed if class certification is not obtained. In the event class certification is obtained, the Company expects that GRS would vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

         The Company is aware of a series of actions filed in the State of New York in 1996 and 1997 against certain other manufacturers of collectible sports trading cards which seek damages against such manufacturers based upon allegations that the practice of randomly inserting premium insert cards in collectible sports trading card sets constitutes illegal gaming activity in violation of state and federal law. Neither Wheels nor Press Pass were named as a defendant in these actions. The Company believes that the use of premium insert cards is a standard industry practice within the collectible sports trading card industry and does not constitute gaming activity. In particular, the Company believes that, in contrast to gaming activities in which the amount to be won is ascertainable at the time a wager is placed, the value of premium insert cards is not ascertainable and is not within the Company's control. While the Company believes that the manufacturers named as defendants in these actions will vigorously defend the actions, the course of this litigation cannot presently be determined. Both Wheels and Press Pass have in the past used premium insert cards in their collectible sports trading card issues and may continue to do so in the future. The Company may therefore become subject to litigation of this nature in the future, the outcome of which is not assured.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         Since its initial public offering in April 1997, the Company's Common Stock has been quoted on the Nasdaq National Market under the trading symbol WHEL. Prior to the Initial Public Offering, the Common Stock was not listed or quoted on any organized market. The following table sets forth for the periods indicated the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


FISCAL 1997                                             HIGH            LOW
-----------                                             ----            ---

Second Quarter (from April 16, 1997)  . . . . .       $  8.25        $  6.25
Third Quarter   . . . . . . . . . . . . . . . .       $ 10.50        $  6.00
Fourth Quarter  . . . . . . . . . . . . . . . .       $ 11.875       $  5.50

         On April 9, 1998 the last reported sale price of the Common Stock reported on the Nasdaq National Market was $6.4375. As of April 10, 1998, there were approximately 53 holders of record of the Company's Common Stock.

         As reflected in the price quotations above, the Company's Common Stock has experienced significant price fluctuations. Factors that may cause the market price to fluctuate include purchases or sales of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, announcements of new services or products by the Company, announcements of acquisitions involving the Company, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company.

DIVIDENDS

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company currently intends to employ all available funds to finance its growth and development and accordingly, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit facilities restrict the payment of cash dividends by the Company under certain circumstances.

UNREGISTERED SECURITIES

         The Company issued unregistered shares of its Common Stock as part of the purchase price in each of its business acquisitions during the 1997 fiscal year. Pursuant to the respective agreements, the Company issued 310,000 shares of Common Stock to two individuals in the acquisition of WOR in January 1997, 485,000 shares of Common Stock to four individuals in the acquisition of Diamond in June 1997, 65,000 shares of Common Stock to three individuals in the acquisition of Emerald in August 1997, 175,000 shares of Common Stock to two individuals in joint tenancy in the acquisition of GRS in October 1997, 444,445 shares of Common Stock to two individuals in the acquisition of High Performance in October 1997 and 600,000 shares of Common

Stock to six individuals in the acquisition of Press Pass in December 1997.
All the foregoing issuances were made to individuals who had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to the Company and the Acquired Company and their economic bargaining power. The Company relied on Section 4(2) of the Securities Act of 1933 for the exemption from the registration requirements with respect to such issuances.

         In connection with the Credit Facility (as defined in "Item 6. Management's Discussion and Analysis or Plan of Operation"), the Company granted the Lender a warrant to purchase 509,358 shares of the Company Common Stock at a price of $3.50 per share. The warrant is exercisable through December 31, 2007 and the Company has granted "piggyback" and demand registration rights to the holder of the warrant.

USE OF PROCEEDS

         During the 1997 fiscal year, the Company registered 1,035,000 shares of Common Stock and 1,035,000 warrants to purchase 517,500 shares of Common Stock for sale to the public at a price of $6.00 per share and warrant on a Form SB-2 Registration Statement (Reg. No. 333-6340) (the "Registration Statement") declared effective on April 16, 1997. Two warrants entitle the holder to purchase one share of Common Stock at a price of $7.08. The Company also registered the 517,500 shares of Common Stock underlying the public warrants and 135,000 shares of Common Stock underlying certain warrants issued or issuable to Schneider Securities, Inc., the underwriter of the public offering.

         Sale of 900,000 shares and 900,000 warrants was completed in April 1997 and the over-allotment closing on 135,000 shares and 135,000 warrants was completed in May 1997, for aggregate gross proceeds of $6,210,000. Expenses incurred by the Company for underwriting discounts and commissions were $621,000, expenses paid to or for underwriters were $186,300, and other expenses (consisting of registration fees, filing fees, legal fees, printing and engraving, consulting fees, accounting fees and transfer agent fees) were $670,440, for total expenses of $1,488,090. None of such expenses were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. The resulting net offering proceeds to the Company after payment of all expenses was $4,732,260.

         From the effective date of the Registration Statement through December 31, 1997, the net offering proceeds have been used by the Company as follows: purchase of real estate, $459,000; repayment of bank indebtedness, $890,000; working capital, $1,523,000; cash advanced to WOR for working capital $630,000; cash invested in joint project with Action Performance $80,000; marketing and promotion expense $50,000; and reduction in outstanding current liabilities $1,100,000. All of the proceeds of the offering had been applied by the end of the 1997 fiscal year. None of such expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. The approximately $111,000 in proceeds from exercise of warrants during the 1997 fiscal year was used for working capital.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. Those financial statements include, for all periods presented, the accounts of Wheels and its subsidiaries Diamond and GRS, both of which were acquired in 1997 in transactions accounted for as poolings-of- interests. The accounts of High Performance and Press Pass, subsidiaries acquired October 24 and December 31, 1997, respectively, in transactions accounted for as purchases, are included in the Consolidated Balance Sheet at December 31, 1997. The results of operations of High Performance for the period after October 24, 1997 are included in the Consolidated Financial Statements. The Company's financial condition and operating results for the 1997 fiscal year have been, and for future periods will continue to be, significantly affected by the operating results of the
Acquired Companies.   The matters discussed in this section that are not
historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to trends in the results of the Company's operations and anticipated capital requirements. Factors that could cause or contribute to a difference between forward-looking statements and actual results include those discussed below or elsewhere herein.

OVERVIEW OF WHEELS

         Wheels has engaged in the design, marketing and distribution of premium quality collectible sports trading cards featuring race drivers, team owners and crew chiefs active in NASCAR-sanctioned racing events since 1992. Wheels has issued limited production collectible sports trading cards between three and four times each year and sells its products to a network of distributors, brokers and approximately 1,200 specialty hobby dealers located principally throughout the southeast United States. Wheels estimates that customers in the hobby channel have accounted for approximately 85% of sales and that customers in the retail channel have accounted for approximately 15% of sales. Wheels collectible sports trading cards are also sold to members of a membership club created by Wheels and to businesses for use in corporate promotions.

         Wheels' net sales consist of gross sales less the amount of returns. Sale terms generally are net 30 days, although Wheels has from time to time offered extended credit terms to certain of its customers. Sales to hobby dealers are not generally subject to return privileges, although sales to retail accounts are generally subject to return privileges. Wheels estimates that a greater percentage of its returns are accounted for by sales to the retail channel, even though the retail channel accounts for a significantly smaller percentage of total net sales. Wheels estimates that approximately 80% to 85% of its 1996 and 1997 hobby channel sales were made to hobby distributors. Three of these distributors each accounted for in excess of 5% of Wheels' net sales in 1996 and 1997. Wheels believes the hobby channel accounts for a high percentage of sales of premium and high priced collectible sports trading cards, and that margins on sales to this channel are generally higher than margins on sales to customers in the retail channel. Products sold to the hobby channel are generally differentiated from products sold to the retail channel by their higher quality and the inclusion of more attractive and more numerous premium insert cards.

         Revenue is recognized at the time of transfer of title of products to the customer. For those customers entitled to return privileges, a provision for estimated returns is made in the period in which the related sale is recorded. Because actual returns may differ from management's estimates, Wheels' recorded liability for estimated returns may be revised periodically to reflect actual return experience. During the year ended December 31, 1996, Wheels generated sales of $615,000 attributable to collectible sports trading cards initially issued in 1995 or earlier years. In the year ended December 31, 1997, Wheels generated sales of $96,000 of collectible sports trading cards initially issued in 1996. A portion of collectible sports trading card sales generated in subsequent periods is attributable to returns which were subsequently resold by Wheels. Returns which are resold by Wheels after the initial six months in which sales are made generally carry closeout prices and correspondingly reduced margins. Cost of sales includes both the cost to produce the collectible sports trading cards and royalties paid to race drivers, team owners and crew chiefs. Costs allocated to production include materials, photographs, printing, packaging and fulfillment, and variable freight charges.

         In order to limit the risk of over-production of a collectible sports trading card issue and in order to develop accurate production forecasts, Wheels develops promotional cards and sales materials for each trading card issue which are used to solicit orders from distributors and dealers. Wheels generally receives orders totaling between 85% and 95% of the total number of collectible sports trading cards to be printed in an issue. Orders are subject to cancellation by the customer at any time before or after issuance of collectible sports trading cards. The actual size of the print run varies based on Wheels' past sales experience, anticipated residual sales following an issue, the time of year in which the issue is to be delivered and other sales-related considerations. For example, Wheels will frequently produce trading cards in excess of orders for collectible trading card issues which are marketed and sold during the racing season. Excess production also allows Wheels flexibility in responding to reorders received from distributors or dealers. While Wheels is unable to forecast reorders from distributors or dealers with respect to any one issue, Wheels' prior sales experience has indicated that Wheels will receive reorders from certain of its distributors or dealers in some trading card issues. Wheels writes down its inventory of unsold collectible sports trading cards at the end of each year to estimated net realizable value. While Wheels may experience some residual sales of collectible sports trading cards, Wheels has generally found that sales of NASCAR-related trading cards at full price will take place substantially within six months of the initial date of issuance.

         At December 31, 1997 and December 31, 1996, Wheels had established reserves for doubtful accounts, returns and allowances of $2,386,000 and $237,000 respectively. During 1997, it became apparent that a trading card set issued in late 1996, Crown Jewels Elite, had been improperly packed by Wheels' contract packer. As a result, substantial quantities of that product which had been purchased by distributors may not be fit for sale on a retail basis. Although Wheels has encouraged distributors to continue to sell the product, Wheels has accepted product returns and issued credits and price concessions. Wheels recognizes that a significant portion of the improperly packaged card sets will eventually be returned. Wheels has instituted a suit for damages against the packager of this card set. Also contributing to the need for an increased reserve for doubtful accounts, returns and allowances at December 31, 1997 was an overall weakness in the trading card industry which has reduced the ability of Wheels' major customers to sell through to retail, thereby increasing the likelihood of returns or other credits. Several major customers experienced financial difficulties during the later part of the year, also causing Wheels to increase its reserves accordingly.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales for certain items derived from the Company's consolidated financial statements.

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1997      1996      1995
                                                     --------------------------
 Net Sales  . . . . . . . . . . . . . . . . . . .    100.0%    100.0%    100.0%
 Cost of sales  . . . . . . . . . . . . . . . . .     90.3      60.7      64.0
                                                     -----     -----     -----
 Gross margin . . . . . . . . . . . . . . . . . .      9.7      39.3      36.0
 Selling, general and administrative expenses . .     75.3      28.6      36.9
 Other expenses (income), net . . . . . . . . . .      4.3      (0.8)
                                                     -----     -----     -----
 Operating income (loss)  . . . . . . . . . . . .    (69.9)     11.5       (.9)
 Interest expense . . . . . . . . . . . . . . . .      1.3        .6        .5
                                                     -----     -----     -----
 Net income (loss) from continuing operations . .    (71.2)     10.9      (1.4)
                                                     -----     -----     -----
 Net income (loss)  . . . . . . . . . . . . . . .    (90.7)     10.9      (1.4)
                                                     -----     -----     -----

         Fiscal Year ended December 31, 1997 compared to Fiscal Year ended December 31, 1996.

         Consolidated net sales for the year ended December 31, 1997 were $7,491,000 compared to $7,523,000 for the year ended December 31, 1996, a decrease of $32,000, or 0.4%. Net sales during 1997 consisted of approximately $2,778,000 in net sales attributable to trading card operations, approximately $2,113,000 in net sales by Diamond, $1,566,000 in net sales by GRS, and $1,034,000 in net sales by High Performance subsequent to its acquisition on October 24, 1997. The decrease in consolidated net sales was attributable to a decline of $2,005,000 in sales of trading cards, offset by the addition of High Performance, plus an increase of approximately $1,029,000 in sales by Diamond, and a decrease of $90,000 in sales by GRS. Trading card sales for 1997 included $480,000 in sales of the basketball set, Rookie Thunder. The year to year decline in trading card sales reflects credits, returns and price adjustments of approximately $700,000 relating to Crown Jewels Elite card set, a reduction of $519,000 in sales of cards produced in prior years, and the inability of any card set issued in 1997 to match the 1996 record setting success of the Viper card set.

         Consolidated cost of sales increased $2,197,000 to $6,765,000 in 1997 from $4,568,000 in 1996. As a percentage of sales, consolidated cost of sales increased to 90.3% in 1997 from 60.7% in 1996. The increase in cost of sales as a percentage of sales is primarily attributable to reduced trading card sales, production of cards in excess of quantities that could be sold at full price, and increases in minimum royalties that must be paid regardless of actual sales levels. The increase in cost of sales as a percentage of sales also reflects strong sales, and resulting low obsolescence charges, of the Viper card set in early 1996. Diamond's cost of sales increased $420,000 to $1,254,000 in 1997 from $834,000 in 1996. As a percentage of sales, such costs decreased to 59.3% in 1997 from 76.9% in 1996. GRS's cost of sales declined $149,000 to 45.5% of sales in 1997 from 52.0% of sales in 1996. As a result of such factors, the Company's consolidated gross margin for 1997 was $726,000 compared to $2,955,000 in 1996, a decrease of $2,229,000 or 75.4%. Trading card margin accounted for 96% of that decrease by declining from $1,909,000 to $(933,000). As a percentage of net sales, consolidated gross margin decreased from 39.3% in 1996 to 9.7% in 1997.

         Consolidated selling, general and administrative expenses during 1997 were $5,643,000 compared to $2,153,000 during 1996, an increase of $3,490,000 or
162.1%. Of this increase, $691,000 represents expenses of High Performance, which was acquired in late 1997, $924,000 represents expenses of Diamond, which significantly expanded its operations in 1997, and $420,000 is an increase in Wheel's bad debt expense in the trading card business. The balance of the increase was primarily attributable to increased expenses associated with the Company's status as a public company and expenses associated with significant merger and acquisition activities. As a percentage of sales, consolidated selling, general and administrative expenses increased to 75.3% in 1997 from 28.6% in 1996.

         Other expense for 1997 included a $350,000 write off of unamortized goodwill related to the Company's acquisition of Emerald. There was no comparable expense in 1996.

         As a result of the above, consolidated net loss from continuing operations for 1997 was $5,332,000 compared to net income from continuing operations of $820,000 in 1996. However, in connection with Wheels' decision to terminate the operations of its World of Racing subsidiary, the creator and operator of a fantasy race game which had been acquired in January 1997, a $428,000 loss from discontinued operations and a $1,032,000 loss from disposition of discontinued operations were incurred in 1997. No similar charges were incurred in 1996. After giving effect to the losses relating to discontinued operations, net loss for 1997 was $6,792,000 compared to net income of $820,000 in 1996.

         Fiscal Year ended December 31, 1996 compared to Fiscal Year ended December 31, 1995.

         Consolidated net sales for the year ended December 31, 1996 were $7,523,000 compared to $4,784,000 in the prior year, an increase of $2,739,000 or 57.3%. Wheels' net sales increased $1,403,000 or 41.5% to $4,783,000 in
1996 from $3,380,000 in 1995; Diamond's net sales increased $1,067,000 to $1,084,000 in 1996 from $17,000 in its start-up year of 1995; GRS's net sales increased $269,000 or 19.4% to $1,656,000 in 1996 from $1,387,000 in 1995. The increase in net sales by Wheels was primarily due to an increase in average revenue per card set to approximately $800,000 in 1996 from approximately $680,000 in 1995. The average revenue per card set increased in part due to a higher average price per box sold, with per-box prices in 1996 ranging from 18% to 45% higher than the average price per box in 1995. The remaining difference between the sales per collectible sports trading card issue and the total sales for 1996 and 1995 was attributable to the sale of trading cards sold in one year but produced in prior years.

         Consolidated cost of sales increased $1,506,000 or 49.2% to $4,568,000 in 1996 from $3,062,000 in 1995. As a percentage of sales, consolidated cost of sales decreased to 60.7% in 1996 from 64.0% in 1995. The decrease in cost of sales as a percentage of net sales reflects Wheels' securing of lower cost sources of supply and efficiencies achieved in the production process. In addition, Wheels was able to negotiate volume discounts with existing suppliers as a result of increased purchasing levels.

         Consolidated gross margin for 1996 was $2,955,000 compared to $1,722,000 in 1995, an increase of $1,233,000 or 71.6%. Of this increase,
$742,000 was attributable to Wheels, $248,000 was attributable to Diamond, and $243,000 was attributable to GRS. As a percentage of consolidated net sales, gross margin increased to 39.3% in 1996 from 36.0% in 1995. The increase in gross profit margin as a percentage of net sales was primarily attributable to improved control of cost of sales and the sellout of the 1996 Viper issue, which experienced a return rate of less than 1%. In contrast to returns experienced on the Viper issue in 1996, Wheels' 1995 issues experienced an average return rate of 3%.

         Consolidated selling, general and administrative expenses for 1996 were $2,153,000 compared to $1,768,000 for 1995, an increase of $385,000 or
21.8%. As a percentage of sales, these expenses declined to 28.6% in 1996 from 36.9% in 1995. The decline as a percentage of consolidated net sales was primarily attributable to a reduction in commission expense related to trading card sales to the retail market, small reductions in salary and advertising expenses, and the growth of sales.

         Other income increased to $60,000 in 1996 from $3,000 in 1995. This increase was primarily due to a non-recurring charge in 1995 related to expenses incurred by High Gear Sports, Inc., an affiliate no longer conducting active operations. Interest expense increased to $42,000 in 1996 from $23,000 in 1995, an increase of $19,000 or 83%. The increase in interest expense reflects primarily the increase in outstanding indebtedness attributable to bank borrowings and the capital lease obligation on a building acquired by Diamond in 1996.

         As a result of the above, net income for 1996 was $820,000 compared to a net loss of $65,000 in 1995. As a percentage of net sales, net income increased to 10.9% in 1996 as compared to a net loss of (1.4)% in 1995. As a Subchapter S corporation, Wheels was not subject to federal and state income taxes prior to 1997.

         Fiscal Year ended December 31, 1995 compared to Fiscal Year ended December 31, 1994.

         Net sales increased by $448,000 or 10.3% to $4,784,000 for 1995 from $4,336,000 for 1994. This increase was primarily attributable to sales of the Crown Jewels trading card set issued in 1995, which experienced greater sales than any of the 1994 card sets. Wheels' 1995 card sets also enjoyed a higher average price per box sold, with Wheels' per-box price for 1995 card sets ranging from 16% to 33% higher than the average price per box received in 1994.

         Cost of sales increased by $167,000, or 5.8% to $3,062,000 in 1995 from $2,895,000 in 1994. Cost of sales as a percentage of net sales decreased to 64.0% in 1995 from 66.8% in 1994. As a result, gross margin increased to 36.0% in 1995 from 33.2% in 1994. The increase in gross margin was primarily the result of the higher sales volume and Wheels' success in controlling the growth in cost of sales.

         Consolidated selling, general and administrative expenses increased $268,000, or 17.9% to $1,768,000 for 1995 from $1,500,000 for 1994. As a percentage of net sales, these expenses rose to 36.9% of sales in 1995 from 34.6% of sales in 1994. The increase was primarily attributable to personnel additions, increased selling expenses incurred in connection with hobby market sales, and higher advertising and marketing expenditures.

         During 1994, Wheels asserted a claim against one of its suppliers in connection with errors in the cutting and collating process. As a result of these errors, Wheels shipped only a portion of a NASCAR trading card set and was prevented from recognizing anticipated revenue from sales of this card set. In lieu of litigating its claim, Wheels accepted a $500,000 payment from the insurance company for the supplier in the year ended December 31, 1994. No comparable amount was received in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company's principal sources of liquidity included cash of $440,000 and its Credit Facility with the Lender as defined and discussed below. Under the Credit Facility, the Company may borrow up to $10 million in revolving loans, with actual availability of funds depending on a borrowing base which includes certain accounts receivable and inventories. As of December 31, 1997, the date of the establishment of the Credit Facility, the Company had drawn $1,499,000 under the Facility and had a borrowing base permitting draws of an additional $97,000. As of such date, current assets were $8,274,000 as compared to current liabilities of $12,618,000. Current liabilities included $5,250,000 in notes payable to former stockholders of the Acquired Companies, of which notes totaling $3,250,000 are to be repaid through the release of $3,300,000 held pursuant to an escrow agreement with the Lender. The $3,300,000 appears as restricted cash on Wheels' December 31, 1997 balance sheet. It is anticipated that working capital requirements will be met by borrowing under the Credit Facility, and that payments on the debts to former stockholders and other lenders will be made from escrowed funds and cash flows generated by operations.

         Long-term debt at December 31, 1997, net of current maturities, totaled $6,080,000, net of unamortized discount of $1,647,300. Of that debt, $5,907,000 is due to the Lender.

         During the year ended December 31, 1997, the Company's financial condition changed significantly as a result of a successful initial public offering, which provided net cash proceeds of $4,732,260. The application of such proceeds included repayment of $890,000 in short-term debt and a $1,100,000 reduction in accounts payable and accrued expenses. Of the $890,000 in bank borrowings, $400,000 had been incurred to fund a distribution to stockholders to pay their personal tax liabilities on income of Wheels in connection with the termination of Wheels' status as an S Corporation.

         The activities of the Company's continuing operations used net cash of $2,815,000 during 1997, comprised of primarily the $5,332,000 net loss from continuing operations reduced by non-cash charges of $2,115,000 and a reduction of $411,000 in cash invested in net operating assets and liabilities. Primary changes in components of working capital include an increase in accounts payable and accrued expenses of $404,000, an increase in inventories of $285,000 and a decrease in accounts receivable of $495,000. Capital expenditures were $522,000 during the year. Payments on debt other than that related to acquisitions were $680,000 and included payment in full of a capitalized lease obligation in the amount of $301,000. A distribution of $400,000 was made to Wheels' stockholders prior to the April 16, 1997 initial public offering to allow them to pay their tax liability resulting from 1996 income under Subchapter S of the Internal Revenue Code. The Company's subsidiary, World of Racing, which was closed and is presented in the financial statements as discontinued operations, used net cash of $630,000. In total, these activities, none of which was related to the Company's 1997 acquisitions, consumed approximately $4,500,000, or substantially all of the proceeds of the initial public offering.

         The Company's financial condition changed significantly also as a result of transactions completed in the last quarter of 1997. In particular, the Company made significant cash payments in its acquisition of High Performance and Press Pass and incurred significant fees and expenses in connection with such transactions. A portion of the funds required to complete such transactions and additional working capital were obtained under a credit agreement (the "Credit Facility") entered into by the Company on December 31, 1997 with

Credit Agricole Indosuez (the "Lender"). The material financial terms of the High Performance and Press Pass acquisitions and the Credit Facility are set forth below.

         High Performance. On October 3, 1997, Wheels entered into an Agreement and Plan of Reorganization (the "HP Agreement") with High Performance. The HP Agreement provided for the merger of High Performance into a wholly-owned subsidiary of Wheels formed for the sole purpose of completing the merger. The merger was completed on October 24, 1997.

         The consideration paid by Wheels pursuant to the HP Agreement consisted of cash in the amount of $1.7 million (the "Initial Cash Payment"), 444,445 shares of Wheels Common Stock and promissory notes in the aggregate principal amount of $1.0 million (the "HP Notes"). In addition, the terms of the HP Agreement required an additional cash payment of $3,250,000 (the "Final Cash Payment") to be made at closing. Payment is to be made out of escrowed funds ("Escrowed Funds") established in connection with the Credit Facility obtained December 31, 1997. Escrowed Funds, which are shown as restricted cash on the consolidated balance sheet at December 31, 1997, are scheduled to be released to the former stockholders of High Performance upon the occurrence of certain events, one of which is the consummation of the proposed Racing Champions Merger. In December 1997, certain officers and directors of the Company executed a pledge agreement under which an aggregate of approximately 1,000,000 shares of personally-owned Common Stock of the Company have been pledged to secure payment of the Final Cash Payment.

         In April 1998, the Company negotiated the release of $500,000 of Escrowed Funds as partial satisfaction of the Final Cash Payment. In addition, the Company agreed to pay an extension fee of $450,000 to the former High Performance stockholders $250,000 of which was paid on April 22, 1998. The remaining $200,000 is to be paid upon payment of the remaining Final Cash Payment.

         In order to fund the Initial Cash Payment, Wheels obtained a $1.7 million unsecured bank loan from the Peoples Bank on October 24, 1997. The bank loan was paid-down and refinanced on December 31, 1997 using borrowings under the Credit Facility.

         Press Pass. On October 3, 1997, Wheels entered into a Merger Agreement and Plan of Reorganization with Press Pass (the "Press Pass Agreement"), which provided for the mergers of the two corporate partners of Press Pass into wholly-owned subsidiaries of Wheels. The mergers were completed on December 31, 1997.

         The consideration paid by Wheels pursuant to the Press Pass Agreement consisted of cash in the amount of $3.1 million, 600,000 shares of Wheels Common Stock and promissory notes in the aggregate principal amount of $1.0 million (the "Press Pass Notes"). The Press Pass Notes are secured by a subordinated lien on the assets of Press Pass, are guaranteed by the two Wheels' subsidiaries which were parties to the mergers and bear interest at 8% per annum. All principal and interest is due December 31, 1998, subject to prepayment at Wheels' option; provided, however, that Wheels may make quarterly payments of interest only, in which case the Press Pass Notes bear interest at the rate of 4% per annum. The cash payment was funded under the Credit Facility.

         Credit Facility. On December 31, 1997, Wheels and the Lender entered into an agreement for the Credit Facility which provides Wheels with a $7.7 million term loan and up to $10.0 million in revolving loans. The availability of revolving loans is determined by a borrowing base comprised of eligible inventories and accounts receivable. Borrowings under the Credit Facility are secured by substantially all of Wheels' assets. Subject to certain mandatory and voluntary prepayments, the term loan provides for quarterly payments of principal and interest commencing in December 1998 and ending in September 2003. All revolving loans are payable in December 2002.

         Under the terms of the Credit Facility, the Company is required to comply with certain financial and other covenants which include, among others, restriction on the payment of dividends and attainment of certain financial ratios. The Credit Facility also places significant restrictions on the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments or loans and to sell or otherwise dispose of a substantial portion of assets. Failure to maintain compliance with these covenants constitutes a default under terms of the Credit Facility and, as such, gives the lender the right to accelerate repayment of outstanding borrowings or seek other remedies of default as provided for in the loan agreement.

         Subsequent to December 31, 1997, the Company was in violation of substantially all of the financial covenants under the Credit Facility. The Company has obtained a waiver of these violations from the lender for all violations through April 22, 1998 and has been successful in obtaining required amendments to certain of these covenants for fiscal 1998. In management's opinion, the Company will be able to maintain compliance with all loan covenants, as amended, of the Credit Facility throughout the remainder of 1998.

         At the December 31, 1997 closing under the Credit Facility, Wheels obtained a $7.7 million term loan and $1.5 million in revolving loans. The revolving loan proceeds, together with certain existing funds of Wheels, were used to repay $2.1 million in outstanding secured debt. The term loan proceeds were used to fund the cash payment made in the Press Pass acquisition, to pay certain expenses incurred in connection with the Credit Facility, and to fund a $3.3 million escrow account. Upon the occurrence of certain events, including the closing of the Racing Champions Merger, the funds held in escrow will be released to Wheels and used to fund the Final Cash Payment to High Performance stockholders.

         In connection with the Credit Facility, Wheels granted the Lender a warrant to purchase 509,358 shares of Wheels Common Stock at a price of $3.50 per share. In the Company's financial statements, the warrant has been valued at $1,647,300 and a corresponding amount recorded as debt discount. The warrant is exercisable through December 31, 2007. Wheels has granted "piggyback" and demand registration rights to the holder of the warrant.

SEASONALITY

         Wheels' business exhibits some seasonality. Historically, net sales have been the highest in spring months following commencement of the NASCAR racing season in late February of each year. Within the NASCAR season, Wheels' evaluates when to ship individual products based on a number of factors including, but not limited to, competitors' announced shipping dates, consumer demand for similar products and orders received in advance of release of a new issue. Seasonality in the businesses of the Acquired Companies will likely increase the effect of seasonal variations in the Company's operations. As a result of these factors, quarterly net sales in future periods may vary and may not be indicative of net sales in subsequent comparable periods.

INFLATION

         The Company believes that inflation has not had a material effect on its operating results. However, because future increases in inflation may cause suppliers to increase prices of materials and services to the Company, an increase in inflation could increase the Company's cost of sales.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1997, the Company adopted SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. ("EPS") SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         Also in 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. Adoption of these pronouncements is not expected to have a material impact on the consolidated financial statements of the Company.

YEAR 2000 COMPLIANCE

         The Company is reviewing its current computer applications with respect to the year 2000 issue. The Company believes that costs associated with year 2000 compliance will not be material. The Company is currently unable to determine the effect of year 2000 compliance by its customers or suppliers.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
WHEELS SPORTS GROUP, INC. (FORMERLY WHEELS RACING, INC.)
 AND SUBSIDIARIES

    Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . .        F-1

    Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-2

    Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-3

    Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . . . . . . . . .        F-4

    Consolidated Statements of Income for the years ended December 31, 1997,
    1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-5

    Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-6

    Consolidated Statements of Cash Flows for the years ended December 31, 1997,
    1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .        F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Wheels Sports Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Wheels Sports Group, Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wheels Sports Group, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
April 22, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Wheels Sports Group, Inc.

     We have audited the accompanying consolidated balance sheets of Wheels Sports Group, Inc. (formerly named Wheels Racing, Inc.) and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Green's Racing Souvenirs, Inc., a wholly owned subsidiary, which statements reflect total assets constituting 5.9 percent at December 31, 1996, and revenues constituting 29.0 and 22.0 percent for the years ended, December 31, 1995 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Green's Racing Souvenirs, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wheels Sports Group, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 3a, the consolidated financial statements have been restated to reflect the merger of Diamond Sports Group, Inc. on June 30, 1997, and the merger of Green's Racing Souvenirs, Inc. on October 4, 1997, both of which have been accounted for as poolings of interests.

     As discussed in Note 12, on December 4, 1997, the Company signed a definitive agreement to merge with a wholly owned subsidiary of Racing Champions Corporation.

Coopers & Lybrand, L.L.P.
Greensboro, North Carolina

January 21, 1997, except for Note 3a.
which is dated October 4, 1997

                          INDEPENDENT AUDITORS' REPORT

                                January 15, 1998

Board of Directors
Green's Racing Souvenirs, Inc.
1727 Seymour Drive
South Boston, Virginia 24592

     We have audited the balance sheets of Green's Racing Souvenirs, Inc., as of December 31, 1996 and 1995, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green's Racing Souvenirs, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ BURNETT & SNEED

                                          --------------------------------------
                                               Certified Public Accountants

                           WHEELS SPORTS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                 1997          1996
                                                                 ----          ----
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   440,430   $  317,482
  Restricted cash...........................................    3,300,000           --
  Accounts receivable, net of allowances of $2,386,000 and
     $237,000, respectively.................................    1,247,682    2,123,465
  Inventories...............................................    2,710,905      606,406
  Prepaid expenses..........................................      136,342       11,000
  Hospitality deposits and other assets.....................      438,289       90,664
                                                              -----------   ----------
     Total current assets...................................    8,273,648    3,149,017
Property and equipment, net.................................      937,770      575,968
Property held for sale......................................      575,001      127,968
Goodwill, net...............................................   17,204,813           --
Deferred financing costs....................................    1,679,791           --
Other assets................................................      128,912      250,961
                                                              -----------   ----------
     Total assets...........................................  $28,799,935   $4,103,914
                                                              ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $   265,783   $  279,768
  Current portion of capital lease obligations..............           --      301,583
  Lines of credit...........................................    2,229,776       44,125
  Notes and other payables to stockholders..................    5,250,000      150,000
  Accounts payable..........................................    2,705,249    1,469,624
  Accrued expenses..........................................    1,545,934      388,030
  Other current liabilities.................................      621,484      255,844
                                                              -----------   ----------
     Total current liabilities..............................   12,618,226    2,888,974
Long-term debt, net of unamortized discount of $1,647,300
  and $0, respectively......................................    6,080,290      170,794
Notes payable to stockholders...............................           --       21,635
Capital lease obligations...................................       10,107       12,409
                                                              -----------   ----------
                                                               18,708,623    3,093,812
                                                              -----------   ----------
Commitments and contingencies (Note 12)
Stockholders' equity
  Preferred stock: $0.01 par value, 5,000,000 shares
     authorized, none issued and outstanding................           --           --
  Common stock: $0.01 par value, 15,000,000 shares
     authorized, 5,280,253 and 2,810,000 shares issued and
     outstanding, respectively..............................       52,803       28,100
  Additional paid-in capital................................   14,541,891      350,479
  Retained (deficit) earnings...............................   (6,879,422)     739,948
  Stock warrants outstanding................................    2,376,040           --
  Stockholder loans and notes receivable....................           --     (108,425)
                                                              -----------   ----------
     Total stockholders' equity.............................   10,091,312    1,010,102
                                                              -----------   ----------
     Total liabilities and stockholders' equity.............  $28,799,935   $4,103,914
                                                              ===========   ==========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                           WHEELS SPORTS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             1997          1996         1995
                                                             ----          ----         ----
Net sales...............................................  $ 7,491,309   $7,523,135   $4,783,610
Cost of sales...........................................    6,765,431    4,568,307    3,061,534
                                                          -----------   ----------   ----------
       Gross margin.....................................      725,878    2,954,828    1,722,076
Selling, general and administrative expenses............    5,642,992    2,152,637    1,767,538
Other expense (income), net.............................      321,390      (60,325)      (3,338)
                                                          -----------   ----------   ----------
Operating (loss) income.................................   (5,238,504)     862,516      (42,124)
Interest expense, net...................................       93,900       42,404       22,833
                                                          -----------   ----------   ----------
     (Loss) income from continuing operations
       before income taxes..............................   (5,332,404)     820,112      (64,957)
Income tax provision....................................           --           --           --
                                                          -----------   ----------   ----------
     (Loss) income from continuing operations...........   (5,332,404)     820,112      (64,957)
Discontinued operations:
     Loss from discontinued operations, net of income
       tax benefit of $0................................      427,730           --           --
     Loss from disposition of discontinued operations,
       net of income tax benefit of $0..................    1,032,350           --           --
                                                          -----------   ----------   ----------
       Net (loss) income................................  $(6,792,484)  $  820,112   $  (64,957)
                                                          ===========   ==========   ==========
Pro forma data unaudited (Actual for 1997) (Note 2):
     Net (loss) income from continuing operations, as
       reported.........................................  $(5,332,404)  $  820,112   $  (64,957)
     Pro forma income tax expense (benefit).............           --      328,045      (25,983)
                                                          -----------   ----------   ----------
     Pro forma net (loss) income from continuing
       operations.......................................  $(5,332,404)  $  492,067   $  (38,974)
                                                          ===========   ==========   ==========
Basic per share data (Note 15):
     (Loss) income from continuing operations...........  $     (1.35)  $     0.29   $    (0.03)
                                                          ===========   ==========   ==========
     Pro forma net (loss) income from continuing
       operations.......................................  $     (1.35)  $     0.18   $    (0.02)
                                                          -----------   ----------   ----------
     Loss from discontinued operations..................  $     (0.37)  $       --   $       --
                                                          -----------   ----------   ----------
     Net (loss) income..................................  $     (1.72)  $     0.29   $    (0.03)
                                                          ===========   ==========   ==========
Weighted average number of shares used
  to compute basic per share data.......................    3,960,569    2,804,640    2,446,250
                                                          ===========   ==========   ==========

  The accompanying notes to financial statements are an integral part of these statements.

                           WHEELS SPORTS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                        STOCKHOLDER
                                                   ADDITIONAL     RETAINED        STOCK                  LOANS AND
                           PREFERRED    COMMON       PAID-IN      (DEFICIT)     WARRANTS     TREASURY      NOTES
                             STOCK       STOCK       CAPITAL      EARNINGS     OUTSTANDING    STOCK     RECEIVABLE       TOTAL
                           ---------    ------     ----------     ---------    -----------   --------   -----------      -----
Balance, December 31,
  1994, as previously
  reported................    $--      $ 391,000   $        --   $   120,573   $       --    $     --    $      --    $   511,573
  Adjustments for Green's
    Racing Souvenirs, Inc.
    pooling of interests
    (175,000 shares)......     --          1,750        10,809        68,789           --          --           --         81,348
                              ---      ---------   -----------   -----------   ----------    --------    ---------    -----------
Balance, December 31,
  1994, as restated.......     --        392,750        10,809       189,362           --          --           --        592,921
  Net loss................     --             --            --       (64,957)          --          --           --        (64,957)
  Dividend
    distributions.........     --             --            --      (183,134)          --          --           --       (183,134)
  Recapitalizations.......     --       (369,500)      369,500            --           --          --           --             --
  Common stock issued in
    connection with
    formation of Diamond
    Sports Group, Inc.
    (485,000 shares)......     --          4,850        (4,830)           --           --          --           --             20
                              ---      ---------   -----------   -----------   ----------    --------    ---------    -----------
Balance, December 31,
  1995....................     --         28,100       375,479       (58,729)          --          --           --        344,850
  Treasury stock
    acquisition...........     --             --            --            --           --     (25,000)          --        (25,000)
  Stockholder loan
    receivable............     --             --            --            --           --          --      (12,989)       (12,989)
  Note receivable.........     --             --            --            --           --          --      (95,436)       (95,436)
  Treasury stock
    retirement............     --             --       (25,000)           --           --      25,000           --             --
  Net income..............     --             --            --       820,112           --          --           --        820,112
  Dividends paid..........     --             --            --       (21,435)          --          --           --        (21,435)
                              ---      ---------   -----------   -----------   ----------    --------    ---------    -----------
Balance, December 31,
  1996....................     --         28,100       350,479       739,948           --          --     (108,425)     1,010,102
  Issuance of common stock
    in connection with
    purchase of:
    World of Racing, Inc.
      (310,000 shares)....     --          3,100       616,900            --           --          --           --        620,000
    Emerald Sports Group,
      Inc. (65,000
      shares).............     --            650       363,350            --           --          --           --        364,000
    High Performance
      Sports Marketing
      (444,445 shares)....     --          4,444     3,995,556            --           --          --           --      4,000,000
    Press Pass Partners
      (600,000 shares)....     --          6,000     4,194,000            --           --          --           --      4,200,000
  Consolidation of World
    of Racing, Inc. ......     --             --            --            --           --          --       95,436         95,436
  Stockholder loan
    repayments............     --             --            --            --           --          --       12,989         12,989
  Distribution to
    Subchapter S
    stockholders..........     --             --            --      (431,337)          --          --           --       (431,337)
  Adjustment for
    converting from
    Subchapter S to
    Subchapter C for tax
    purposes..............     --             --       395,549      (395,549)          --          --           --             --
  Issuance of common stock
    and stock warrants in
    public offering
    (1,035,000 shares)....     --         10,350     3,982,784            --      739,126          --           --      4,732,260
  Issuance of stock
    warrants to bank......     --             --            --            --    1,647,300          --           --      1,647,300
  Stock warrants
    exercised.............     --            159       121,587            --      (10,386)         --           --        111,360
  Stock options issued....     --             --       521,686            --           --          --           --        521,686
  Net loss................     --             --            --    (6,792,484)          --          --           --     (6,792,484)
                              ---      ---------   -----------   -----------   ----------    --------    ---------    -----------
Balance, December 31,
  1997....................    $--      $  52,803   $14,541,891   $(6,879,422)  $2,376,040    $     --    $      --    $10,091,312
                              ===      =========   ===========   ===========   ==========    ========    =========    ===========

  The accompanying notes to financial statements are an integral part of these statements.

                           WHEELS SPORTS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997           1996          1995
                                                                 ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(6,792,484)   $   820,112    $ (64,957)
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) continuing operations --
    Loss from discontinued operations and disposition of
      discontinued operations...............................    1,460,080             --           --
    Depreciation and amortization...........................      161,081        101,189       74,298
    Stock option expense....................................      521,686             --           --
    Provision for (reduction in) uncollectible accounts and
      returns and allowances................................    1,068,000         39,000      (63,165)
    Write-off of unamortized goodwill related to Emerald
      acquisition...........................................      364,000             --           --
    (Gain) loss on disposition of assets....................       (9,530)         1,490       (3,684)
  CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECT
    OF CURRENT YEAR ACQUISITIONS:
      Decrease (increase) in accounts receivable............      495,271     (1,382,249)    (175,241)
      Decrease (increase) in interest receivable and prepaid
        expenses............................................       11,383        (13,468)          --
      (Increase) decrease in inventories....................     (285,236)      (572,556)       7,952
      Increase in hospitality deposits and other current
        assets..............................................     (324,595)            --           --
      (Increase) decrease in other noncurrent assets........     (113,505)        62,096     (145,441)
      Increase in accounts payable and accrued expenses.....      404,223      1,009,098      447,014
      Increase in other current liabilities.................      225,035         86,994      168,850
                                                              -----------    -----------    ---------
      NET CASH (USED IN) PROVIDED BY CONTINUING
        OPERATIONS..........................................   (2,814,591)       151,706      245,626
                                                              -----------    -----------    ---------
      NET CASH USED IN DISCONTINUED OPERATIONS..............     (630,000)            --           --
                                                              -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................   (4,313,575)            --           --
  Acquisition of property and equipment.....................     (371,251)      (125,999)    (161,438)
  Notes receivable originated...............................           --       (115,436)          --
  Notes receivable repayments...............................           --         20,000           --
  Acquisition of property held for sale.....................     (152,000)            --     (115,000)
                                                              -----------    -----------    ---------
      NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING
        OPERATIONS..........................................   (4,836,826)      (221,435)    (276,438)
                                                              -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving loans.............................    1,498,600             --           --
  Net (repayments) borrowings under lines of credit and
    notes payable...........................................      (12,950)        19,000        9,500
  Proceeds from long-term debt, net of restricted cash......    6,470,783        340,047      168,745
  Repayments on long-term debt and capital lease
    obligations.............................................   (2,674,692)       (48,346)     (46,801)
  Loans and advances from stockholders......................           --        150,000       32,000
  Repayment of loans and advances from stockholders.........     (171,635)       (20,989)     (31,381)
  Shares issued on formation of Diamond.....................           --             --           20
  Purchase of treasury stock................................           --        (25,000)          --
  Net proceeds (costs) of initial public offering...........    4,981,038       (248,778)          --
  Proceeds from exercise of warrants........................      111,360             --           --
  Proceeds from receivable from stockholders................       12,989             --           --
  Payment of deferred financing costs.......................   (1,379,791)            --           --
  Distributions to Subchapter S stockholders................     (431,337)       (21,435)    (183,134)
                                                              -----------    -----------    ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF
        CONTINUING OPERATIONS...............................    8,404,365        144,499      (51,051)
                                                              -----------    -----------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      122,948         74,770      (81,863)
Cash and cash equivalents, beginning of period..............      317,482        242,712      324,575
                                                              -----------    -----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $   440,430    $   317,482    $ 242,712
                                                              ===========    ===========    =========
Supplemental disclosure of cash paid for interest...........      149,111         38,183       20,836
                                                              ===========    ===========    =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Proceeds from long-term debt placed in escrow.............  $ 3,330,000    $        --    $      --
                                                              ===========    ===========    =========
  Vehicles assumed by stockholders, net book value..........  $        --    $     2,613    $  11,038
                                                              ===========    ===========    =========
  Vehicle traded in, net book value.........................  $        --    $    18,889    $  19,704
                                                              ===========    ===========    =========
  Long-term debt discharged on vehicle traded in............  $        --    $    11,237    $  20,370
                                                              ===========    ===========    =========
  Capital lease obligations.................................  $        --    $   314,834    $      --
                                                              ===========    ===========    =========
  Long-term debt assumed by stockholders in exchange for
    vehicle.................................................  $        --    $        --    $  14,056
                                                              ===========    ===========    =========
  Transfer of land improvements to land held for sale.......  $        --    $        --    $  12,968
                                                              ===========    ===========    =========
Acquisitions:
  Debt incurred in conjunction with acquisitions............  $ 5,250,000    $        --    $      --
                                                              ===========    ===========    =========
  Stock issued to affect acquisitions.......................  $ 8,200,000    $        --    $      --
                                                              ===========    ===========    =========

  The accompanying notes to financial statements are an integral part of these statements.

                           WHEELS SPORTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

     The consolidated financial statements at December 31, 1997, include the accounts of Wheels Sports Group, Inc. ("Wheels") (formerly Wheels Racing, Inc.) and its wholly-owned subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated. The Company is a North Carolina corporation originally incorporated in South Carolina in 1992 under the name of Wheels Racing, Inc. In December 1996, the Company was reincorporated as a North Carolina corporation under the name Wheels Sports Group, Inc.

     The Company and its subsidiaries are engaged in merchandising NASCAR oriented products, including apparel, collectible trading cards and accessories and providing motorsports related hospitality management and corporation promotions. The Company sells its collectible sports trading cards primarily through a network of distributors, brokers and specialty hobby dealers located primarily in the southeast United States. NASCAR oriented apparel includes hats, shirts and jackets as well as other novelty items which are sold to mass-merchandise retailers and directly to fans at NASCAR sanctioned events.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Although the Company sells its products to a large number of customers, certain major third-party distributors comprise a significant portion of the customer base. If the financial condition of these distributors were to significantly deteriorate, the Company's operating results could be adversely affected. The largest customer accounted for 19.2% of net sales during 1997. Although the Company does not require collateral, the Company does perform ongoing evaluations of its customers' financial condition to reduce credit risk. At December 31, 1997 and 1996, the Company had recorded allowances for doubtful accounts of approximately $1,041,000 and $107,000, respectively.

REVENUE RECOGNITION

     Revenues and related costs are recognized upon transfer of title of products to customers. In the case of hospitality and other services, revenue and related costs are recognized at the time the NASCAR Racing event takes place and services are rendered. The Company provides for estimated returns from certain customers who have a right of return. At December 31, 1997 and 1996, the Company had recorded allowances for estimated returns of approximately $1,345,000 and $130,000 respectively.

FINANCIAL INSTRUMENTS

     The carrying amounts of cash equivalents, receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these items. The carrying amounts of the Company's lines of credit, notes and other payables to stockholders and long-term term debt also approximate their fair values due either to their short-term nature or the variable interest rates associated with these debt instruments.

                           WHEELS SPORTS GROUP, INC.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed principally by using the straight-line method over the estimated useful lives, ranging from 3 to 20 years.

PROPERTY HELD FOR SALE

     Property held for sale consists of land and related improvements and a building at December 31, 1997, and land and related improvements at December 31, 1996. Property held for sale is stated at the lower of cost or estimated net realizable value.

INCOME TAXES

     The financial statements of the Company for periods prior to 1997 do not include a provision for income taxes because the taxable income or loss of the Company was included in the income tax returns of the individual shareholders under the Company's Subchapter S corporation election. Effective January 1, 1997, the Company converted to Subchapter C corporation status and, as such, will begin filing federal income tax returns for all periods subsequent to December 31, 1996. As a result of the conversion to a Subchapter C corporation, the Company's retained earnings at January 1, 1997, has been reclassified to additional paid-in capital.

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates.

     For information purposes, the consolidated statements of operations include a pro forma income tax provision (benefit) on taxable income (loss) for financial reporting purposes using statutory federal and state rates that would have resulted if the Company had filed corporate tax returns during 1996 and 1995.

HOSPITALITY DEPOSITS AND DEFERRED REVENUE

     The Company makes advances to sponsors of NASCAR functions and receives monies in advance from its customers, which are treated as advance hospitality deposits and deferred revenues, respectively, in the Company's consolidated balance sheets. Deferred revenue recorded at December 31, 1997 and 1996, amounted to $277,820 and $255,844, respectively, and is included in other current liabilities on the accompanying consolidated balance sheets.

OTHER ASSETS

     Other assets at December 31, 1997, consist primarily of refundable deposits for leased vehicles. Other assets at December 31, 1996, consisted primarily of deferred costs associated with the Company's initial public offering. Costs deferred in connection with the offering of the Company's common stock were offset against the proceeds of the offering and included in additional paid-in capital upon successful completion of the offering.

                           WHEELS SPORTS GROUP, INC.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with the acquisitions of High Performance and Press Pass (Note 3). Goodwill is being amortized over 40 years on a straight-line basis. Amortization expense for the year ended December 31, 1997, was approximately $39,300.

     The Company periodically evaluates the carrying value of goodwill and other long-lived assets for possible impairment based upon expected future undiscounted operating cash flows. In management's opinion, no impairment to the recoverability of the carrying value of goodwill or other long-lived assets exists at December 31, 1997.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Prior to January 1, 1996, the Company was required to account for stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under APB Opinion No. 25, compensation expense related to the issuance of stock options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Compensation expense related to stock options granted to nonemployees for services rendered is recognized over the vesting period based on the fair value of the options on the date of grant, as prescribed by SFAS No. 123.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1997, the Company adopted SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Also in 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                           WHEELS SPORTS GROUP, INC.

SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. Adoption of these pronouncements is not expected to have a material impact on the consolidated financial statements of the Company.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. BUSINESS COMBINATIONS AND RESTATEMENT:

A. DIAMOND SPORTS GROUP, INC. AND GREEN'S RACING SOUVENIRS, INC.

     On June 30, 1997, Wheels Sports Group, Inc. acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond"), a privately-held corporation located in Charlotte, North Carolina, in exchange for 485,000 shares of the Company's common stock. Diamond is engaged in merchandising NASCAR-oriented products and providing motorsports related hospitality management and corporation promotions.

     On October 4, 1997, Wheels Sports Group, Inc., acquired 100% of the common stock of Green's Racing Souvenirs, Inc. ("GRS"), a privately-held company located in South Boston, Virginia, in exchange for 175,000 shares of the Company's common stock. Green's is engaged in merchandising NASCAR oriented racing souvenirs at race tracks and by mail.

     The Diamond and GRS transactions constituted tax-free reorganizations and each has been accounted for using the pooling of interests method of accounting for business combinations. Accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Diamond and GRS. There were no material transactions between or among Diamond, GRS and the Company prior to the combination. Certain reclassifications have been made to Diamond's and GRS' financial statements to conform to the Company's basis of presentation.

     Prior to the acquisitions, Diamond and GRS were Subchapter S corporations and, accordingly, did not pay U.S. federal income taxes. Both corporations will be included in the Company's federal income tax return effective June 30, 1997 and October 4, 1997, respectively. In connection with the conversion of Diamond and GRS to Subchapter C corporations, the retained earnings of the respective companies at the date of acquisition have been reclassified to additional paid-in capital.

B. WORLD OF RACING, INC.

     The Company acquired World of Racing, Inc. ("WOR") through a wholly owned subsidiary on January 28, 1997, by exchanging 310,000 shares of the Company's common stock valued at $620,000 for 100% of the common stock of WOR. WOR was a privately-held South Carolina corporation incorporated in August 1996 to operate a fantasy race game. The transaction resulted in WOR becoming a wholly-owned subsidiary of the Company.

     Effective June 30, 1997, the Company's Board of Directors voted to discontinue the operations of WOR and dispose of its assets. The acquisition of WOR was originally accounted for as a pooling of interests, but the discontinuance of its operations required the use of purchase accounting. The $561,914 unamortized goodwill, along with property plant and equipment with a net book value of approximately $132,000, were written off as of June 30, 1997. In addition, on June 30, 1997, the Company recorded estimated operating losses from June 30, 1997, through the end of the phase-out period of approximately $222,000. Net liabilities of WOR at December 31, 1997, amounted to approximately $116,000 and are included in other current liabilities on the accompanying consolidated balance sheet. The loss from operations and the loss on disposition are presented as discontinued operations on the accompanying consolidated statement of operations for the year ended

                           WHEELS SPORTS GROUP, INC.

December 31, 1997. Net sales of WOR amounted to approximately $174,000 for the year ended December 31, 1997.

C. EMERALD SPORTS GROUP, INC.

     On August 5, 1997, the Company acquired 100% of the common stock of Emerald Sports Group, Inc. ("Emerald") a recently formed privately-held corporation located in Charlotte, North Carolina, in exchange for 65,000 shares of its common stock valued at $364,000. The transaction was accounted for as a purchase and resulted in excess purchase price over the fair value of net assets acquired of approximately $408,000.

     In December 1997, the Company decided to merge the operations of Emerald into those of Diamond and to dispose of substantially all of Emerald's assets, with the exception of inventory, as of December 31, 1997. Accordingly, the Company has recorded provisions to write-off unamortized goodwill related to the Emerald acquisition of approximately $364,000, which is included in other expense on the accompanying consolidated statement of operations for the year ended December 31, 1997. In addition, certain costs totaling approximately $200,000 related to the disposal have been accrued at December 31, 1997, and are included in other current liabilities and other expenses in the accompanying consolidated financial statements.

D. HIGH PERFORMANCE SPORTS MARKETING, INC.

     Effective October 24, 1997, the Company consummated the acquisition of High Performance Sports Marketing, Inc. ("High Performance"). High Performance is engaged in the merchandising of NASCAR apparel and souvenirs through mass market retailers and convenience stores. Consideration paid by the Company consisted of cash in the amount of $1,672,000, promissory notes totaling $1,000,000, and 444,444 shares of the Company's common stock valued at $4,000,000. In addition, the terms of the merger agreement required an additional cash payment to be made at closing of $3,250,000 (the Additional Cash Consideration). Payment of the Additional Cash Consideration has been extended to 1998 and is to be paid out of escrowed funds ("Escrowed Funds") established in connection with the Company's Credit Facility obtained December 31, 1997 (Note 10). Escrowed funds, which are shown as restricted cash on the accompanying consolidated balance sheet at December 31, 1997, are scheduled to be released to the former stockholders of High Performance upon the occurrence of certain events, one of which is the consummation of the proposed merger discussed in Note 16. In December 1997, certain officers and directors of the Company executed a pledge agreement under which an aggregate of approximately 1,000,000 shares of personally-owned stock of the Company have been pledged to secure payment of the Additional Cash Consideration.

     In April 1998, the Company negotiated the release of $500,000 of Escrowed Funds as partial satisfaction of the Additional Cash Consideration. In addition, the Company agreed to pay an extension fee of $450,000 to the former High Performance stockholders, $250,000 of which was paid on April 22, 1998. The remaining $200,000 is to be paid upon payment of the remaining Additional Cash Consideration.

E. PRESS PASS PARTNERS

     Effective December 31, 1997, the Company consummated the acquisition of Press Pass Partners, ("Press Pass") through a transaction in which the two corporate partners of Press Pass were merged into two newly formed subsidiaries of the Company. Press Pass is a designer and marketer of collectible trading cards featuring NASCAR and other sports personalities. Consideration paid by the Company consisted of cash of $3,100,000, promissory notes totaling $1,000,000, and 600,000 shares of the Company's common stock valued at $4,200,000.

                           WHEELS SPORTS GROUP, INC.

     The acquisitions of High Performance and Press Pass have been accounted for as purchases. Accordingly, the results of operations for each of these entities since the date of acquisition are included in the Company's consolidated statement of operations for the year ended December 31, 1997. A summary of the preliminary allocation of total purchase price to net assets acquired, and resulting goodwill, is shown below (in thousands):

                                                       HIGH
                                                    PERFORMANCE    PRESS PASS     TOTAL
                                                    -----------    ----------     -----
Purchase price..................................      $ 9,922       $ 8,300      $18,222
Transaction costs...............................          150            42          192
                                                      -------       -------      -------
                                                       10,072         8,342       18,414
                                                      -------       -------      -------
Assets acquired.................................        2,349         2,074        4,423
Liabilities assumed.............................       (1,709)       (1,544)      (3,253)
                                                      -------       -------      -------
     Net assets acquired........................          640           530        1,170
                                                      -------       -------      -------
Goodwill........................................      $ 9,432       $ 7,812      $17,244
                                                      =======       =======      =======

     The consolidated financial statements include, for the two companies acquired in transactions accounted for as poolings of interests, the following results of operations for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                         ---------------------------
                                                          1997       1996      1995
                                                          ----       ----      ----
Net sales:
  Wheels (1996 and 1995 as previously reported)......    $ 3,812    $4,783    $3,381
  Diamond............................................      2,113     1,084        16
  GRS................................................      1,566     1,656     1,387
                                                         -------    ------    ------
       Combined......................................    $ 7,491    $7,523    $4,784
                                                         =======    ======    ======
Net (loss) income from continuing operations:
  Wheels (1996 and 1995 as previously reported)......    $(5,040)   $  828    $ (124)
  Diamond............................................       (419)      (80)      (22)
  GRS................................................        127        72        81
                                                         -------    ------    ------
       Combined......................................    $(5,332)   $  820    $  (65)
                                                         =======    ======    ======

     Diamond had unaudited net sales and unaudited net income for the period from the beginning of 1997 to the date of acquisition of $1,211,996 and $77,474, respectively, while Green's had unaudited net sales and unaudited net income for the period from the beginning of 1997 to the date of acquisition of $1,188,191 and $96,193, respectively.

     The following summarized pro forma financial information assumes the acquisitions of High Performance and Press Pass had occurred on January 1 of each year, excluding discontinued operations of WOR (in thousands except per share data):

                                                               1997           1996
                                                               ----           ----
                                                            (UNAUDITED)    (UNAUDITED)
Pro forma net sales.....................................      $29,043        $23,780
Pro forma net (loss) income from continuing
  operations............................................      $(7,099)       $   259
Pro forma (loss) earnings per share from continuing
  operations............................................      $ (1.44)       $  0.07

                           WHEELS SPORTS GROUP, INC.

     The pro forma amounts reflect the results of operations for the Company, the acquired businesses and purchase accounting adjustments to reflect the amortization of goodwill created in the acquisitions and interest expense on the additional debt incurred to finance the acquisitions, including amortization of deferred financing costs and the debt discount (Note 10).

4. INVENTORIES:

     Inventories consist of the following:

                                                               1997         1996
                                                               ----         ----
Raw materials and work-in-process.......................    $  197,650    $479,382
Finished goods..........................................     2,513,255     127,024
                                                            ----------    --------
                                                            $2,710,905    $606,406
                                                            ==========    ========

5. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                            1997        1996
                                                            ----        ----
Land and improvements..................................  $   48,331   $  12,100
Leasehold improvements.................................      29,556      12,745
Office machinery and equipment.........................     483,448     206,868
Equipment..............................................     342,581          --
Vehicles...............................................     333,826     276,029
Buildings under capital lease..........................          --     298,879
                                                         ----------   ---------
                                                          1,237,742     806,621
Less accumulated depreciation..........................    (299,972)   (230,653)
                                                         ----------   ---------
                                                         $  937,770   $ 575,968
                                                         ==========   =========

     During 1997, the Company exercised its right to purchase its building under capital lease for approximately $308,000 and, subsequently, made the building available for sale. Accordingly, the carrying amount of approximately $308,000 has been reclassified to property held for sale at December 31, 1997. Subsequent to year-end, the Company sold this building for a purchase price of approximately $326,000.

6. ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                             1997        1996
                                                             ----        ----
Legal and professional fees.............................  $  408,475   $     --
Royalties...............................................     432,852    359,354
Accrued financing costs.................................     300,000         --
Payroll related expenses................................     280,863         --
Other...................................................     123,744     28,676
                                                          ----------   --------
                                                          $1,545,934   $388,030
                                                          ==========   ========

7. INCOME TAXES:

     The financial statements of the Company for periods prior to 1997 do not include a provision for income taxes, as the Company had elected to be treated as a Subchapter S Corporation for federal and state income

                           WHEELS SPORTS GROUP, INC.

tax purposes. The Company's Subchapter S Corporation election was terminated effective January 1, 1997, and, upon termination, the Company became fully subject to federal and state income taxes. In addition, each of the entities acquired during 1997 was either a Subchapter S Corporation or a partnership prior to merging with the Company, and as such, the taxable income or loss of the acquired entities prior to the date of acquisition was included in the income tax returns of the respective stockholders or corporate partners. Upon acquisition, the companies are no longer treated as Subchapter S Corporations for tax purposes and are, therefore, subject to federal and state income taxes.

     There was no current or deferred provision for income taxes of continuing operations for the year ended December 31, 1997. A reconciliation of the Company's effective income tax rate to the statutory federal income tax rate is as follows:

                                                                    1997
                                                             ------------------
                                                               AMOUNT        %
                                                               ------        -
Amount at statutory federal rate...........................  $ 1,866,300     35%
Nondeductible amortization of goodwill.....................      (13,800)    --
Pooling income, preacquisition.............................       50,200      1
Other......................................................       (7,400)    --
Valuation allowance........................................   (1,895,300)   (36)
                                                             -----------    ---
     Income tax expense....................................  $        --      0%
                                                             ===========    ===

     Temporary differences which give rise to a significant portion of deferred tax assets and liabilities at year-end are as follows:

                                                                 1997
                                                                 ----
Deferred tax assets:
  Expenses not currently deductible.........................  $ 1,317,500
  Net operating loss carryforwards..........................    1,831,900
  Other.....................................................       22,500
                                                              -----------
                                                                3,171,900
  Valuation allowance.......................................   (3,171,900)
                                                              -----------
     Net deferred tax assets................................  $        --
                                                              ===========

     Losses incurred during 1997 may be used to offset future taxable income of the Company. As of December 31, 1997, the Company had a net operating loss carryforward of approximately $4,600,000 to offset future taxable income which, if not utilized, will expire in 2012. U.S. tax rules impose certain limitations on the use of net operating loss carryforwards following certain "changes in control", as defined by the IRS. During 1997, the Company experienced a "change in control" resulting in an annual limitation on the use of available net operating losses of approximately $1,400,000. Furthermore, future sales of common stock by the Company, or changes in the composition of the principal stockholders such as that contemplated in the proposed merger discussed in Note 16, could constitute another "change in control" that could further limit the use of the Company's net operating loss carryforward.

     Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income during the net operating loss carryforward period. As required by SFAS No. 109, the Company has recorded a valuation allowance of approximately $3,200,000 at December 31, 1997, because, in the Company's assessment, it is uncertain whether the deferred tax assets will be realized.

                           WHEELS SPORTS GROUP, INC.

8. LINES OF CREDIT:

     Lines of credit are comprised of the following:

                                                              1997       1996
                                                              ----       ----
Revolving loan facility, $8,501,400 of additional
  borrowings available subject to certain restrictions
  ($97,000 available at December 31, 1997), used to meet
  working capital requirements of the Company, secured by
  substantially all the assets of the Company, accrued
  interest due periodically at LIBOR plus 3% (8.8% at
  December 31, 1997), expiring December 31, 2002, maximum
  borrowings of $1,498,600 during 1997...................  $1,498,600   $    --

Line of credit with a bank, $300,000 of additional
  borrowings available, used to meet working capital
  requirements of the Company, personally guaranteed by
  three stockholders, with accrued interest due monthly
  at the prime rate (8.5% at December 31, 1997) expiring
  April 29, 1998, maximum borrowings of $700,000 during
  1997...................................................     700,000        --

Line of credit with a bank, $160,000 of additional
  borrowings available, used to meet working capital
  requirements of the Company, personally guaranteed by
  certain officers of the Company, with accrued interest
  due monthly at the prime rate (8.25% at December 31,
  1996) facility closed at the end of 1997...............          --    40,000

Line of credit with a bank, $18,824 of additional
  borrowings available, guaranteed by a stockholder, with
  accrued interest due monthly at the prime rate plus 1%
  (9.5% at December 31, 1997) expiring July 22, 1999.....      31,176     4,125
                                                           ----------   -------
                                                           $2,229,776   $44,125
                                                           ==========   =======

See Note 10 for a discussion of terms and conditions under the revolving loan facility.

9. NOTES AND OTHER PAYABLES TO STOCKHOLDERS:

     Notes and other payables to stockholders are comprised of the following:

                                                             1997        1996
                                                             ----        ----
Unsecured notes payable to stockholders, issued in
  connection with the acquisition of High Performance
  (Note 3), bearing interest at 10.0%, principal and
  interest due October 24, 1998.........................  $1,000,000   $     --

Notes payable to stockholders, issued in connection with
  the acquisition of Press Pass (Note 3), bearing
  interest at 8.0%, principal and interest due December
  31, 1998, secured by a subordinated lien on the assets
  of Press Pass.........................................   1,000,000         --

Additional Cash Consideration payable to stockholders in
  connection with the acquisition of High Performance
  (Note 3), bearing interest at the Federal Funds rate
  (5.5% at December 31, 1997), principal and interest
  due upon release of Escrowed Funds (Notes 3 and 10)...   3,250,000         --

Note payable to two stockholders, unsecured, issued in
  order to meet working capital needs, bearing interest
  at 18.0%, principal and interest repaid in 1997.......          --    150,000
                                                          ----------   --------
                                                          $5,250,000   $150,000
                                                          ==========   ========

                           WHEELS SPORTS GROUP, INC.

     Unsecured notes payable to stockholders represent notes issued to the former shareholders of High Performance and Press Pass in connection with the acquisitions of High Performance and Press Pass in 1997, as discussed in Note 3.

     See Note 3 and Note 10 for discussion of terms and conditions of the Additional Cash Consideration payable to the former stockholders of High Performance.

10. LONG-TERM DEBT:

     Long-term debt is comprised of the following:

                                                            1997         1996
                                                            ----         ----
Term loan payable to bank, net of unamortized discount
  of $1,647,300, bearing interest at LIBOR plus 3%
  (8.8% at December 31, 1997), principal and interest
  payments due quarterly beginning December 1998 and
  continuing through September 2003, secured by
  substantially all assets of the Company..............  $6,100,483    $      --
Note payable to a bank used to meet working capital
  needs, secured by accounts receivable and inventory,
  bearing interest at the prime rate (8.25% at December
  31, 1996), repaid in 1997............................          --      250,000
Note payable to a bank used to finance the acquisition
  of land, secured by the land, with accrued interest
  due monthly at the prime rate (8.5% at December 31,
  1997), principal due in full on October 31, 2010.....     115,000      115,000
Notes payable to banks and financing institutions used
  to finance the acquisition of vehicles and equipment,
  generally due in monthly principal payments ranging
  from $303 to $806 plus accrued interest at rates
  ranging from 4.9% to 10.7%...........................     130,590       85,562
                                                         ----------    ---------
                                                         $6,346,073    $ 450,562
Less -- Amount due within one year.....................    (265,783)    (279,768)
                                                         ----------    ---------
                                                         $6,080,290    $ 170,794
                                                         ==========    =========

     On December 31, 1997, the Company established a Credit Facility with Credit Agricole Indosuez providing a $7.7 million term loan and up to $10 million in revolving loans (Note 8). The availability of the revolving loans is determined based upon a borrowing base comprised of eligible inventories and accounts receivable. Borrowings under the Credit Facility are secured by substantially all of the Company's assets. The term loan provides for quarterly payments of principal and interest beginning December 1998 and ending September 2003, subject to certain mandatory and voluntary prepayment provisions. All revolving loans are payable in December 2002.

     At the December 31, 1997 closing of the Credit Facility, the Company obtained a $7,747,783 term loan and $1,498,600 in revolving loans. The revolving loan proceeds, together with existing funds of the Company, were used to repay $2.1 million in outstanding secured debt. Term loan proceeds of $4.4 million were used to fund the cash consideration payable under terms of the Press Pass acquisition, and to pay certain expenses incurred in connection with the Press Pass and High Performance acquisitions. Additional term loan proceeds of $3.3 million were placed in an escrow account to fund the Additional Cash Consideration incurred in the High Performance acquisition. Escrowed Funds, which are shown as restricted cash in the accompanying

                           WHEELS SPORTS GROUP, INC.

consolidated balance sheet at December 31, 1997, are scheduled to be released to the former stockholders upon the occurrence of certain events, one of which is the consummation of the proposed merger discussed in Note 16.

     In connection with establishing the Credit Facility, the Company granted to Credit Agricole Indosuez a warrant to purchase 509,358 shares of the Company's common stock at a price of $3.50 per share. The warrant is exercisable through December 31, 2007. The exercise price and number of shares to be purchased are subject, from time to time, to certain antidilutive adjustments. The Company has recorded a discount on long term debt obtained under the Credit Facility based on the estimated fair value of the warrants at December 31, 1997. The discount will be amortized and included as a component of interest expense over the term of the term loans using the effective interest rate method.

     The Company also incurred financing costs totaling $1,679,791, which have been deferred and will be amortized over the term of the Credit Facility.

     Under the terms of the Credit Facility, the Company is required to comply with certain financial and other covenants which, among other things, place restrictions on the payment of dividends and require the Company to achieve certain financial ratios. The Credit Facility also places significant restrictions on the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments or loans and to sell or otherwise dispose of a substantial portion of assets. Failure to maintain compliance with these covenants constitutes a default under the terms of the Credit Facility and, as such, gives the lender the right to accelerate repayment of outstanding borrowings or seek other remedies of default as provided for in the loan agreement.

     Subsequent to December 31, 1997, the Company was in violation of substantially all of the financial covenants under the Credit Facility. The Company has obtained a waiver from the lender for all violations through April 22, 1998, and has been successful in obtaining required amendments to certain of these covenants for fiscal 1998.

     Annual principal payments on long-term debt, are approximately as follows:

1998........................................................    $  265,783
1999........................................................       930,128
2000........................................................     1,259,015
2001........................................................     1,646,404
2002........................................................     2,033,793
Thereafter..................................................     1,858,250
                                                                ----------
                                                                $7,993,373
                                                                ==========

11. TRANSACTIONS WITH RELATED PARTIES:

     In 1996, two directors who are stockholders of the Company guaranteed the $250,000 note payable to a bank (Note 10). This note was repaid in 1997.

     At November 30, 1996, two stockholders, one of whom is a director, loaned the Company $150,000, with an interest rate of 18% per annum. This loan was repaid in 1997.

     One hundred shares of Wheels Racing, Inc. stock were repurchased by the Company for $25,000, placed in Treasury and retired during 1996.

     The Company leases certain buildings which are owned by stockholders and/or directors of the Company. These leases are accounted for as operating leases and have terms from 1 to 15 years. The Company incurred rental expense on these leases of $51,598 and $15,400 during 1997 and 1996, respectively.

     Racing Champions Corporation ("Racing Champions") has guaranteed $600,000 of borrowings of the Company under the Credit Facility.

                           WHEELS SPORTS GROUP, INC.

     The Company entered into a lease for a building on October 1, 1996, with a company owned by three of the former stockholders of Diamond. The lease term was for three years with an option to purchase the building during the lease term and a mandatory purchase requirement at the end of 1999. The lease was capitalized using a rate of 9%. Minimum monthly lease payments were $2,400. Lease payments, representing interest, made during the years ended December 31, 1997 and 1996, were $19,200 and $9,200. In August 1997, the Company exercised its right to purchase the building for approximately $308,000; accordingly, the capital lease obligation has been removed from the books at December 31, 1997.

     Land owned by certain stockholders was sold to the Company in October 1995 at its original acquisition cost of $115,000 and is now held for sale.

12. COMMITMENTS AND CONTINGENCIES:

     The Company's ability to produce and market its trading cards is based on its license agreements with various parties. The agreements permit the Company, on a nonexclusive basis, to use logos, trademarks, facsimile signatures, biographical data and pictures to produce and sell specified products. The terms of the various license agreements vary and in some cases require the Company to pay royalties based upon a specified percentage of sales, with aggregate guaranteed minimum royalties relating to future periods totaling approximately $2,010,000 through December 2002. Royalty expense for the years ended December 31, 1997, 1996 and 1995, was $1,217,000, $720,000 and $565,000, respectively.
Although there can be no assurance that new licenses will be granted to the Company upon expiration of the current agreements, the Company anticipates that it will be able to obtain new licenses on favorable terms.

     In May 1997 a proposed class action lawsuit was filed against several trackside vendors, including GRS. The complaint alleges that the defendants have engaged in price fixing activities at certain NASCAR events in violation of federal anti-trust laws. Plaintiffs seek an unspecified amount of compensatory and punitive damages and also an order enjoining the alleged price fixing practices. GRS has entered into a joint defense agreement with certain co-defendants pursuant to which defense costs are being reimbursed by defendant Americrown Service Corporation. The existing joint defense agreement is to remain in effect through class certification proceedings, which are expected to be completed during late 1998. Wheels expects that the action will be dismissed if class certification is not obtained. In the event class certification is obtained, the Company expects that GRS would vigorously defend against the action, although no assurances can be given as to the outcome of this matter.

     The Company is also subject, from time to time, to other legal proceedings and claims which arise in the ordinary course of its business. Based upon information currently available, the Company is not aware of any such matters which are expected to have a material adverse effect on the financial position or results of operations of the Company.

                           WHEELS SPORTS GROUP, INC.

OPERATING LEASES

     Rental expense under cancellable and noncancellable operating leases amounted to $239,615 for the year ended December 31, 1997. Commitments for future minimum lease payments with terms extending beyond one year at December 31, 1997, for noncancellable operating leases are as follows:

1998........................................................    $  570,577
1999........................................................       480,609
2000........................................................       293,070
2001........................................................       251,252
2002........................................................       249,296
Thereafter..................................................     1,940,297
                                                                ----------
                                                                $3,785,101
                                                                ==========

EMPLOYMENT AGREEMENT

     The Company maintains employment agreements with certain of its executive officers, the terms of which expire at various times through December 31, 2000. The agreements contain certain provisions which entitle the officers to receive lump-sum severance payments and other benefits upon termination of employment due to a change in control, as defined. The Company's maximum contingent liability in such an event is approximately $1,600,000 at December 31, 1997.

13. STOCKHOLDERS' EQUITY:

COMMON STOCK

     In connection with the reincorporation as a North Carolina corporation on December 12, 1996, Wheels Racing, Inc. was merged into Wheels Sports Group, Inc., a newly formed entity established for the purpose of the reincorporation, through an exchange of 215 shares of Wheels Sports Group, Inc. for each share of Wheels Racing, Inc. The treasury stock in Wheels Racing, Inc. was retired. The merger resulted in the existing shares of common stock (prior to 1997 poolings) totaling 2,128,500 shares issued to shareholders of record. To attain the desired capitalization for the offering, the Company effected a forward split of
1.01 to 1 to obtain a total common stock of 2,150,000 (prior to 1997 poolings) shares issued. Prior year financial statements include the effect of this change in capital structure.

     Holders of the Company's common stock are entitled to one vote for each share held but do not possess cumulative voting rights in the election of directors. Subject to preferences that are applicable to outstanding preferred stock, if any, holders of common stock are entitled to share ratably in all dividends declared by the Company's Board of Directors. Holders of common stock have no preemptive, conversion or redemption rights.

INITIAL PUBLIC OFFERING AND STOCK WARRANTS

     In April 1997, the Company completed an initial public offering of 1,035,000 shares of common stock at a price of $6.00 per share, resulting in net proceeds of $4,732,260. Included as part of the offering were warrants for the purchase of an additional 517,500 shares of common stock at an exercise price of $7.08 per share. The warrants, which were immediately exercisable, expire in April 2002 and may be redeemed by the Company beginning April 1998 under certain terms and conditions at a price of $.05 per warrant. Holders of outstanding warrants issued in connection with the Company's initial public offering have no voting or other rights as a stockholder of the Company. In addition, the Company agreed to issue and sell to the underwriter of its public offering, for nominal consideration, warrants to purchase an aggregate of 90,000 shares of

                           WHEELS SPORTS GROUP, INC.

common stock and an additional 90,000 warrants at a price of $8.70 per share, commencing April 1998 and expiring in April 2003. Warrants subject to purchase under warrants issued to the underwriter have terms identical to those sold as part of the Company's initial public offering. The Company has assigned $739,126 of the total net proceeds of the offering to the value of stock warrants issued.

     Further, the Company has entered into an agreement with the underwriter which provides that, if the underwriter arranges for the purchase or sale of substantially all of the assets of the Company, or for a merger, consolidation or acquisition accepted by the Company during the five-year period ending April 2002, the Company will pay the underwriter a fee ranging from 3%-5% of total consideration received. In connection with this, the Company agreed to pay the underwriter a consulting fee of $70,000. This amount was accounted for as a cost of the initial public offering.

STOCKHOLDER LOANS AND NOTE RECEIVABLE

     Stockholder loans and note receivable at December 31, 1996, includes a $95,436 note receivable from World of Racing, Inc., which accrued interest at 10% and was due October 1997. The amount has been eliminated in consolidation upon the acquisition of World of Racing, Inc. in 1998 (Note 3). Other loans outstanding at December 31, 1996, represent noninterest bearing advances to stockholders. All advances were repaid in 1997.

14. STOCK OPTION PLAN:

     In 1996, the Company adopted an Omnibus Stock Plan for its key employees, under which the Company has reserved 1,100,000 shares of common stock for issuance under the plan. No awards were made under the plan in 1996. In 1997, 425,000 fair market value options, 90,000 discounted options and 275,000 premium options were issued to employees to purchase shares of the Company's common stock. All options were vested at December 31, 1997 and have a maximum term of ten years.

     The Company also issued 127,000 options to nonemployees in 1997. Of the 127,000 options, 43,000 were fully vested at December 31, 1997, with the remainder vesting over a one-year period. Options granted to nonemployees have a maximum term of ten years. The Company has recorded expense of approximately $442,000 related to stock options granted to nonemployees in 1997.

     The Company accounts for its employee stock-based compensation plan in accordance with APB Opinion 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock options granted to employees with exercise prices at or greater than the fair market value of the underlying stock on the grant date. The Company has recorded compensation cost of approximately $80,000 for the year ended December 31, 1997, related to options issued to employees at a discount. Had compensation cost for the Company's plan been determined based on the fair value of the awards at the date of grant consistent with the methodology of SFAS No. 123, the Company would have recognized approximately $3,141,000 in additional compensation cost for stock-based compensation awards. The Company's loss and loss per share from continuing operations would have been increased to the pro forma amounts indicated below:

                                                                       1997
                                                                       ----
Net loss from continuing operations..................  As reported  $(5,332,404)
                                                       Pro forma    $(8,473,404)
Basic loss from continuing operations per share......  As reported       $(1.35)
                                                       Pro forma         $(2.14)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997: divided yield of 0%; expected volatility 50.4%; risk-free interest rate of 6.4%; and expected life of 10 years.

                           WHEELS SPORTS GROUP, INC.

     A summary of the status of the Company's stock options as of December 31, 1997 and changes during the year are presented below:

                                                                 WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
                    STOCK OPTIONS                      SHARES     EXERCISE PRICE       FAIR VALUE
                    -------------                      ------    ----------------   ----------------
Outstanding at the beginning of year.................       --           NA                 --
Options granted at fair market value.................  445,000        $6.76              $6.76
Options granted at a discount........................  197,000        $5.02              $5.54
Options granted at a premium.........................  275,000        $6.80              $6.43
Forfeited............................................     (500)       $5.90                 --
Expired..............................................   (2,000)       $5.90                 --
                                                       -------
Outstanding at the end of year.......................  914,500        $6.40
                                                       =======        =====
Options exercisable at year end......................  830,500
                                                       =======

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                           OPTIONS OUTSTANDING
                          ------------------------------------------------------           OPTIONS EXERCISABLE
       RANGE OF                             WEIGHTED-AVERAGE                        ----------------------------------
       EXERCISE               NUMBER           REMAINING        WEIGHTED-AVERAGE        NUMBER        WEIGHTED-AVERAGE
        PRICES             OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
       --------            -----------      ----------------    ----------------     -----------      ----------------
$5.02 to $6.38........       613,500              8.3                $5.91             529,500             $6.05
$7.00 to $8.25........       301,000              6.0                $7.39             301,000             $7.39

     Subsequent to year-end, the Company canceled 417,000 options issued in 1997. The following table provides pro-forma disclosure of stock options outstanding at December 31, 1997, after giving effect to the cancelation of these options:

                                           OPTIONS OUTSTANDING
                          ------------------------------------------------------           OPTIONS EXERCISABLE
       RANGE OF                             WEIGHTED-AVERAGE                        ----------------------------------
       EXERCISE               NUMBER           REMAINING        WEIGHTED-AVERAGE        NUMBER        WEIGHTED-AVERAGE
        PRICES             OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
       --------            -----------      ----------------    ----------------     -----------      ----------------
$5.02 to $6.38........       372,500              7.3                $5.61             288,500             $5.78
$7.00 to $8.25........       125,000              6.5                $6.88             125,000             $6.88

                           WHEELS SPORTS GROUP, INC.

15. NET INCOME/LOSS PER SHARE:

     As discussed in Notes 13 and 14, the Company issued various stock options and warrants throughout 1997. Because the Company incurred a loss from continuing operations for the year ended December 31, 1997, these options and warrants are antidilutive. Thus, the basic earnings per share shown on the face of the income statement before and including the effects of discontinued operations and the effect of pro forma income tax adjustments are the same as diluted earnings per share. However, for a portion of the options and warrants outstanding at the end of 1997, the exercise price was less than the average market price of the Company's common stock during the year. As shown below, had the Company generated net income from continuing operations, these warrants and options would have increased the number of shares of common stock outstanding by 98,939. The potential exercise of these options and warrants would have no impact on the total net income amounts used to calculate earnings per share.

                                                                WEIGHTED
                                                                 AVERAGE
                                                                 SHARES
                                                                --------
Number of shares used to compute basic earnings per share...    3,960,569
Plus effect of dilutive securities:
  Stock options.............................................       78,633
  Stock warrants............................................       20,306
                                                                ---------
Number of shares to be used to compute diluted earnings per
  share.....................................................    4,059,508
                                                                =========

     For the years ended December 31, 1996 and 1995, the Company had no outstanding warrants or options. As such, basic earnings per share is equivalent to diluted earnings per share.

16. PROPOSED MERGER:

     On December 5, 1997, the Company announced execution of a definitive agreement to merge with a wholly owned subsidiary of Racing Champions, a publicly owned Delaware corporation headquartered in Glen Ellyn, Illinois. The transaction is planned as a stock-for-stock exchange to be accounted for as a pooling of interests. Under the terms of the agreement, as amended, each share of the Company's outstanding common stock will be exchange for 0.51 shares of Racing Champions common stock. The merger, which is subject to due diligence, stockholder approval, and other closing conditions, is expected to close in the first half of 1998. Also, under terms of the agreement, the Company may be obligated to pay Racing Champions a termination fee of up to $4,000,000 if the merger is terminated due to the occurrence of certain events or conditions as specified in the agreement, one of which is the Company's failure to obtain necessary stockholder approval of the proposed merger. In management's opinion, the Company will be successful in complying with the terms and conditions of the merger agreement, as amended, such that management does not expect to incur a termination fee obligation in the event the proposed merger is not consummated. In the event such an obligation is incurred, funding of any such liability would likely require additional working capital financing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Coopers & Lybrand, L.L.P. (the "Former Accountants") resigned as independent accountants for the Company on December 1, 1997. The Former Accountants reported on Wheels' financial statements for the fiscal years ended December 31, 1994, 1995 and 1996. The reports of the Former Accountants on the financial statements for such years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 1994 and during all subsequent periods, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountants would have caused them to make reference thereto in their report on the financial statements for such years.

         During each of the three fiscal years in which the Former Accountants reported on Wheels' financial statements, Wheels had a single product line and annual revenues of less than $5 million. During 1997, Wheels acquired five privately-held companies, expanded its product lines and services and increased its revenues. The financial statements of four of the five Acquired Companies had not previously been audited, and management of the five Acquired Companies were not experienced in the preparation of financial statements in accordance with the rules of the Securities and Exchange Commission. While management believes that internal financial controls were in place, their adequacy and reliability were not known to the Former Accountants. As a result of the changes in the size and complexity of Wheels, the Former Accountants determined that they would be required to expand significantly the scope of their audit. However, prior to their December 1, 1997 resignation, the Former Accountants had no discussions with Wheels' management, Board of Directors or audit committee on the scope, procedures or any other aspect of the 1997 audit. Consequently, there were no disagreements between the Wheels and the Former Accountants with respect to the scope or conduct of the 1997 audit.

         Effective January 7, 1998, the Company engaged Arthur Andersen LLP as its independent public accountants.

                                    PART III

    The information required by Items 9 through 12 of this Part III are omitted from this Form 10-KSB and will be included in a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report. Those sections of the Proxy Statement that specifically address Items 9 through 12 of this Part III are incorporated herein by reference. If such definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this report, then the information required will be filed as an amendment to this report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


ITEM 10. EXECUTIVE COMPENSATION


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

EXHIBIT NO.
----------
xx    2.        Articles of Share Exchange as filed on December 20, 1996 with the Secretary of State of the State of
                South Carolina.

+     2.1       Agreement and Plan of Reorganization among Diamond Sports Group, Inc., the Company, Wheels Sports Group
                Acquisition, Inc., a wholly owned subsidiary of the Company, and the four shareholders of Diamond Sports
                Group, Inc.

x     2.1.2     Amendment to Agreement and Plan of Reorganization among Diamond Sports Group, Inc., the Company, Wheels
                Sports Group Acquisition, Inc. and the four shareholders of Diamond Sports Group, Inc.

+     2.2       Registration Rights Agreement among the Company and Messrs. Randy E. Duncan, H. Edward Hickman, Robert
                J. Diachenko and A. Thad Lewallen, III.

*     2.3       Merger Agreement and Plan of Reorganization among SM Acquisition Company, J/B Acquisition Company, the
                Company, Synergy Marketing, Inc. and J/B Press Pass, Inc, dated October 3, 1997.

*     2.4       Agreement and Plan of Reorganization among the Company, High Performance Acquisition Company, High
                Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated October 3, 1997.

o     2.4.1     Amendment to Merger Agreement and Plan of Reorganization among SM Acquisition Company, J/B Acquisition
                Company, the Company, Synergy Marketing, Inc. and J/B Press Pass, Inc., dated December 29, 1997.

o     2.4.2     Registration Rights Agreement, dated December 31, 1997, by and among the Company and the shareholders of the partners of Press Pass.

#     2.5       First Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated October 24,
                1997.

oo    2.5.1     Second Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated November 26, 1997.

oo    2.5.2     Third Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated December 17, 1997.

x     2.5.3     Fourth Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated April 22, 1998.

x     2.6       Agreement and Plan of Reorganization among Green's Racing Souvenirs, Inc., the Company, Wheels Sports
                Group Acquisition III, a wholly owned subsidiary of the Company, and the shareholders of Green's Racing
                Souvenirs, Inc. dated October 17, 1997.

x     2.6.2     Amendment to Agreement and Plan of Reorganization among Green's Racing Souvenirs, Inc., the Company,
                Wheels Sports Group Acquisition III, a wholly owned subsidiary of the Company, and the shareholders of Green's Racing Souvenirs, Inc. dated October 17, 1997.

EXHIBIT NO.
----------
x     2.7       Registration Rights Agreement among the Company, Harold E. Green and Rhonda Green.

xx    3.1.1     Articles of Incorporation of the Company as filed on February 11, 1992 with the Secretary of State of the
                State of South Carolina.

xx    3.1.2     Articles of Amendment to Articles of Incorporation of the Company as filed on October 5, 1993 with the
                Secretary of State of the State of South Carolina.

xx    3.1.3     Articles of Incorporation of the Company as filed on December 12, 1996 with the Secretary of State of the
                State of North Carolina.

xx    3.1.4     Articles of Merger and Share Exchange by and among the Company, Wheels Sports Group Acquisition, Inc., and
                World of Racing, Inc.

xx    3.2.1     Form of By-Laws of the Company.

xx    4.1       Form of specimen certificate for Common Stock of the Company.

xx    4.2       Form of specimen certificate for Warrants of the Company.

xx    4.3       Form of Purchase Warrants for warrants to purchase shares of Common Stock to be issued by the Company to the Representative.

xx    4.4       Form of Purchase Warrants for shares of Common Stock to be issued by the Company to the Representative.

xx    4.5       Form of Warrant Agreement, dated April 16, 1997, by and among the Company, American Securities Transfer
                & Trust, Inc. and the Representative.

xx    4.6       Form of Escrow Agreement, effective December 13, 1996, by and among the Company, American Securities
                Transfer & Trust, Inc., the Representative and the stockholders of the Company.

xx   10.1.1     Form of Employment Agreement, effective January 1, 1997, by and between Howard L. Correll, Jr. and the
                Company.

xx   10.1.2     Form of Employment Agreement, effective January 1, 1997, by and between W. Conrad Powell and the
                Company.

xx   10.1.7     Consulting Agreement, effective January 1, 1997, by and between Terry J. Powell and the Company.

#    10.1.8     Employment Agreement dated October 3, 1997, by and between Randy C. Baker and the Company.

#    10.1.9     Employment Agreement dated October 3, 1997, by and between David W. Dupree and the Company.

o    10.1.12    Employment Agreement, dated October 3, 1997 and effective December 31, 1997, by and between Victor
                Shaffer and the Company.

EXHIBIT NO.
----------
o    10.1.13    Employment Agreement, dated October 3, 1997 and effective December 31, 1997, by and between Robert Bove and the Company.

xx   10.2       1996 Omnibus Stock Plan, effective December 13, 1996, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan.

xx   10.3.3     Form of License Agreement, dated various dates, by and between NASCAR drivers, team owners and crew chiefs and the Company.

xx   10.3.4     Form of License Agreement, dated various dates, by and between NASCAR drivers, team owners and crew chiefs and the Company.

xx   10.3.5     Form of License Agreement, dated various dates, by and between NASCAR drivers, team owners and crew chiefs and the Company.

xx   10.4.1     Promissory Note, dated September 20, 1996, from the Company to Central Carolina Bank & Trust Company.

xx   10.4.2     Extended date Promissory Note, dated December 19, 1996, from the Company to Central Carolina Bank &
                Trust Company.

xx   10.5.1     Promissory Note, effective December 1, 1996, from the Company to Terry J. Powell.

xx   10.5.2     Promissory Note, effective December 1, 1996, from the Company to Stephen M. Zimmerman.

xx   10.6       Promissory Note and Deed of Trust, dated October 30, 1995, from the Company to Central Carolina Bank &
                Trust Company.

xx   10.7       Promissory Note, dated September 27, 1996, from World of Racing, Inc. to the Company.

xx   10.9.1     Lease Agreement, dated December 20, 1994, by and between Mocksville Market, Inc. and the Company, as renewed.

xx   10.9.2     Lease Agreement, effective October 1, 1996, by and between Christy Trucking Company, Inc. and the
                Company.

xx   10.9.3     Lease Agreement, dated October 2, 1996, by and between Carolina Properties Building Partnership and the
                Company.

#    10.9.4     Lease Agreement dated March 1, 1997, by and between Beale Street Realty, LLC and High Performance Sports
                Marketing, Inc.

x    10.9.5     Lease Agreement, dated March 3, 1995, by and between Athena Associates and RCB Enterprises, Inc.

x    10.9.6     Lease Agreement, dated July 30, 1997, by and between Nanco I, LLC and the Diamond Sports Group, Inc.

x    10.9.7     Lease Agreement dated January 7, 1993, by and between New England Mutual Life Insurance Company, as amended March 16, 1994 and November 28, 1995, and Press Pass Partners.

EXHIBIT NO.
----------
xx   10.10      Creative Services Contract, dated on or about July 1, 1996, by and between Wade Cantrell and the
                Company.

xx   10.11.1    License Agreement, dated January 1, 1997, by and between Dale Earnhardt and the Company.

xx   10.11.2    License Agreement, dated January 1, 1997, by and between JG Motorsports, Inc. and the Company.

xx   10.12      Letter of Intent, dated March 14, 1997, by and between Action Performance Companies, Inc. and the
                Company.

xx   10.14      Promissory Note and Personal Guarantees, dated April 11, 1997, from the Company to First Union National
                Bank of North Carolina.

#    10.15.1    Promissory Note in the principal amount of $850,000 dated October 24, 1997, from the Company to Randy C.
                Baker.

#    10.15.2    Promissory Note in the principal amount of $150,000 dated October 24, 1997, from the Company to David W.
                Dupree.

#    10.15.3    Promissory Note in the principal amount of $1,672,000 from the Company to Peoples Bank.

o    10.15.4    Form of Promissory Note, issued in the aggregate principal amount of $1,000,000, dated December 31,
                1997, from the Company to shareholders of Synergy Marketing, Inc. and J/B Press Pass, Inc.

++   10.16.1    Credit Agreement, dated December 31, 1997, among the Company and Credit Agricole Indosuez, as agent, and the lending institutions named therein.

++   10.16.2    Warrant, dated December 29, 1997, granted by the Company to Credit Agricole Indosuez, to purchase up to
                509,358 shares of Common Stock.

x    10.16.3    Amendment to Warrant, effective December 31, 1997, granted by the Company to Credit Agricole Indosuez, to purchase up to 509,358 shares of Common Stock.

x    21.        List of Subsidiaries.

x    27.        Financial Data Schedule.

**   99.1       Financial Statements of Diamond Sports Group, Inc.

**   99.2       Proforma Financial Information of Diamond Sports Group, Inc. and the Registrant.

oo   99.3       Financial Statements of High Performance Sports Marketing, Inc.

00   99.4       Proforma Financial Information of High Performance Sports Marketing, Inc. and the Registrant.

##   99.5       Financial Statements of Press Pass Partners.

##   99.6       Proforma Financial Information of Press Pass Partners and the Registrant.

--------------
xx Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 333-6340).
+     Previously filed with the Company's Form 8-K filed on July 15, 1997.
*     Previously filed with the Company's Form 8-K filed on October 17, 1997.

EXHIBIT NO.

#     Previously filed with the Company's Form 8-K filed on November 7, 1997.
o     Previously filed with the Company's Form 8-K filed on January 15, 1998
++    Previously filed with the Company's Form 8-K filed on February 3, 1998.
**    Previously filed with the Company's Form 8-K filed on March 31, 1998.
oo    Previously filed with the Company's Form 8-K filed on April 22, 1998.
##    Previously filed with the Company's Form 8-K filed on April 22, 1998.
x     Filed herewith.

         (b)     REPORTS ON FORM 8-K

         The Company filed three reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997. A Form 8-K dated October 3, 1997 and filed on October 17, 1997 announced the agreements with High Performance and with Press Pass. A Form 8-K dated October 24, 1997 and filed on November 7, 1997 reported the closing of the High Performance acquisition. A Form 8-K dated December 1, 1997 and filed December 8, 1997, as amended by a filing on December 19, 1997, reported the resignation of the Company's Former Accountants.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHEELS SPORTS GROUP, INC.

                                             By: /s/ VICTOR H. SHAFFER
                                                 -------------------------------
                                                 Victor H. Shaffer,
                                                 Interim Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                             TITLE                             DATE
-----------------------------                  --------------------------------------      ---------------
  /s/ Victor H. Shaffer                        Interim Chief Executive Officer              April 22, 1998
------------------------                       (Principal Executive Officer) and
      Victor H. Shaffer                        Director

                                               Chairman of the Board and President
-----------------------------                  and Director
      Howard L. Correll, Jr.


  /s/ F. Scott M. Chapman                      Chief Financial Officer (Principal           April 22, 1998
---------------------------                    Accounting Officer and Principal
      F. Scott M. Chapman                      Financial Officer)

  /s/ W. Conrad Powell                         Executive Vice President and                 April 22, 1998
-------------------------                      Director
      W. Conrad Powell


  /s/ Randy E. Duncan                          Vice President and Director                  April 22, 1998
----------------------
      Randy E. Duncan


                                               Director
----------------------
      Terry J. Powell


  /s/ Robert G. Tomlinson                      Director                                     April 22, 1998
--------------------------
      Robert G. Tomlinson


  /s/ Steven M. Zimmerman                      Director                                     April 22, 1998
--------------------------
      Steven M. Zimmerman


                                               Director
-------------------------
      Michael L. Nutting

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
xx    2.        Articles of Share Exchange as filed on December 20, 1996 with the Secretary of State of the State of
                South Carolina.

+     2.1       Agreement and Plan of Reorganization among Diamond Sports Group, Inc., the Company, Wheels Sports Group
                Acquisition, Inc., a wholly owned subsidiary of the Company, and the four shareholders of Diamond Sports
                Group, Inc.

x     2.1.2     Amendment to Agreement and Plan of Reorganization among Diamond Sports Group, Inc., the Company, Wheels
                Sports Group Acquisition, Inc. and the four shareholders of Diamond Sports Group, Inc.

+     2.2       Registration Rights Agreement among the Company and Messrs. Randy E. Duncan, H. Edward Hickman, Robert
                J. Diachenko and A. Thad Lewallen, III.

*     2.3       Merger Agreement and Plan of Reorganization among SM Acquisition Company, J/B Acquisition Company, the
                Company, Synergy Marketing, Inc. and J/B Press Pass, Inc, dated October 3, 1997.

*     2.4       Agreement and Plan of Reorganization among the Company, High Performance Acquisition Company, High
                Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated October 3, 1997.

o     2.4.1     Amendment to Merger Agreement and Plan of Reorganization among SM Acquisition Company, J/B Acquisition
                Company, the Company, Synergy Marketing, Inc. and J/B Press Pass, Inc., dated December 29, 1997.

o     2.4.2     Registration Rights Agreement, dated December 31, 1997, by and among the Company and the shareholders of the partners of Press Pass.

#     2.5       First Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated October 24,
                1997.

oo    2.5.1     Second Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated November 26, 1997.

oo    2.5.2     Third Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated December 17, 1997.

x     2.5.3     Fourth Amendment to Agreement and Plan of Reorganization among the Company, High Performance Acquisition
                Company, High Performance Sports Marketing, Inc., Randy C. Baker and David W. Dupree dated April 22, 1998.

x     2.6       Agreement and Plan of Reorganization among Green's Racing Souvenirs, Inc., the Company, Wheels Sports
                Group Acquisition III, a wholly owned subsidiary of the Company, and the shareholders of Green's Racing
                Souvenirs, Inc. dated October 17, 1997.

x     2.6.2     Amendment to Agreement and Plan of Reorganization among Green's Racing Souvenirs, Inc., the Company,
                Wheels Sports Group Acquisition III, a wholly owned subsidiary of the Company, and the shareholders of Green's Racing Souvenirs, Inc. dated October 17, 1997.

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
x     2.7       Registration Rights Agreement among the Company, Harold E. Green and Rhonda Green.

xx    3.1.1     Articles of Incorporation of the Company as filed on February 11, 1992 with the Secretary of State of the
                State of South Carolina.

xx    3.1.2     Articles of Amendment to Articles of Incorporation of the Company as filed on October 5, 1993 with the
                Secretary of State of the State of South Carolina.

xx    3.1.3     Articles of Incorporation of the Company as filed on December 12, 1996 with the Secretary of State of the
                State of North Carolina.

xx    3.1.4     Articles of Merger and Share Exchange by and among the Company, Wheels Sports Group Acquisition, Inc., and
                World of Racing, Inc.

xx    3.2.1     Form of By-Laws of the Company.

xx    4.1       Form of specimen certificate for Common Stock of the Company.

xx    4.2       Form of specimen certificate for Warrants of the Company.

xx    4.3       Form of Purchase Warrants for warrants to purchase shares of Common Stock to be issued by the Company to the Representative.

xx    4.4       Form of Purchase Warrants for shares of Common Stock to be issued by the Company to the Representative.

xx    4.5       Form of Warrant Agreement, dated April 16, 1997, by and among the Company, American Securities Transfer
                & Trust, Inc. and the Representative.

xx    4.6       Form of Escrow Agreement, effective December 13, 1996, by and among the Company, American Securities
                Transfer & Trust, Inc., the Representative and the stockholders of the Company.

xx   10.1.1     Form of Employment Agreement, effective January 1, 1997, by and between Howard L. Correll, Jr. and the
                Company.

xx   10.1.2     Form of Employment Agreement, effective January 1, 1997, by and between W. Conrad Powell and the
                Company.

xx   10.1.7     Consulting Agreement, effective January 1, 1997, by and between Terry J. Powell and the Company.

#    10.1.8     Employment Agreement dated October 3, 1997, by and between Randy C. Baker and the Company.

#    10.1.9     Employment Agreement dated October 3, 1997, by and between David W. Dupree and the Company.

o    10.1.12    Employment Agreement, dated October 3, 1997 and effective December 31, 1997, by and between Victor
                Shaffer and the Company.

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
o    10.1.13    Employment Agreement, dated October 3, 1997 and effective December 31, 1997, by and between Robert Bove and the Company.

xx   10.2       1996 Omnibus Stock Plan, effective December 13, 1996, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan.

xx   10.3.3     Form of License Agreement, dated various dates, by and between NASCAR drivers, team owners and crew chiefs and the Company.

xx   10.3.4     Form of License Agreement, dated various dates, by and between NASCAR drivers, team owners and crew chiefs and the Company.

xx   10.3.5     Form of License Agreement, dated various dates, by and between NASCAR drivers, team owners and crew chiefs and the Company.

xx   10.4.1     Promissory Note, dated September 20, 1996, from the Company to Central Carolina Bank & Trust Company.

xx   10.4.2     Extended date Promissory Note, dated December 19, 1996, from the Company to Central Carolina Bank &
                Trust Company.

xx   10.5.1     Promissory Note, effective December 1, 1996, from the Company to Terry J. Powell.

xx   10.5.2     Promissory Note, effective December 1, 1996, from the Company to Stephen M. Zimmerman.

xx   10.6       Promissory Note and Deed of Trust, dated October 30, 1995, from the Company to Central Carolina Bank &
                Trust Company.

xx   10.7       Promissory Note, dated September 27, 1996, from World of Racing, Inc. to the Company.

xx   10.9.1     Lease Agreement, dated December 20, 1994, by and between Mocksville Market, Inc. and the Company, as renewed.

xx   10.9.2     Lease Agreement, effective October 1, 1996, by and between Christy Trucking Company, Inc. and the
                Company.

xx   10.9.3     Lease Agreement, dated October 2, 1996, by and between Carolina Properties Building Partnership and the
                Company.

#    10.9.4     Lease Agreement dated March 1, 1997, by and between Beale Street Realty, LLC and High Performance Sports
                Marketing, Inc.

x    10.9.5     Lease Agreement, dated March 3, 1995, by and between Athena Associates and RCB Enterprises, Inc.

x    10.9.6     Lease Agreement, dated July 30, 1997, by and between Nanco I, LLC and the Diamond Sports Group, Inc.

x    10.9.7     Lease Agreement dated January 7, 1993, by and between New England Mutual Life Insurance Company, as amended March 16, 1994 and November 28, 1995, and Press Pass Partners.

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
xx   10.10      Creative Services Contract, dated on or about July 1, 1996, by and between Wade Cantrell and the
                Company.

xx   10.11.1    License Agreement, dated January 1, 1997, by and between Dale Earnhardt and the Company.

xx   10.11.2    License Agreement, dated January 1, 1997, by and between JG Motorsports, Inc. and the Company.

xx   10.12      Letter of Intent, dated March 14, 1997, by and between Action Performance Companies, Inc. and the
                Company.

xx   10.14      Promissory Note and Personal Guarantees, dated April 11, 1997, from the Company to First Union National
                Bank of North Carolina.

#    10.15.1    Promissory Note in the principal amount of $850,000 dated October 24, 1997, from the Company to Randy C.
                Baker.

#    10.15.2    Promissory Note in the principal amount of $150,000 dated October 24, 1997, from the Company to David W.
                Dupree.

#    10.15.3    Promissory Note in the principal amount of $1,672,000 from the Company to Peoples Bank.

o    10.15.4    Form of Promissory Note, issued in the aggregate principal amount of $1,000,000, dated December 31,
                1997, from the Company to shareholders of Synergy Marketing, Inc. and J/B Press Pass, Inc.

++   10.16.1    Credit Agreement, dated December 31, 1997, among the Company and Credit Agricole Indosuez, as agent, and the lending institutions named therein.

++   10.16.2    Warrant, dated December 29, 1997, granted by the Company to Credit Agricole Indosuez, to purchase up to
                509,358 shares of Common Stock.

x    10.16.3    Amendment to Warrant, effective December 31, 1997, granted by the Company to Credit Agricole Indosuez, to purchase up to 509,358 shares of Common Stock.

x    21.        List of Subsidiaries.

x    27.        Financial Data Schedule.

**   99.1       Financial Statements of Diamond Sports Group, Inc.

**   99.2       Proforma Financial Information of Diamond Sports Group, Inc. and the Registrant.

oo   99.3       Financial Statements of High Performance Sports Marketing, Inc.

00   99.4       Proforma Financial Information of High Performance Sports Marketing, Inc. and the Registrant.

##   99.5       Financial Statements of Press Pass Partners.

##   99.6       Proforma Financial Information of Press Pass Partners and the Registrant.

--------------
xx Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 333-6340).
+     Previously filed with the Company's Form 8-K filed on July 15, 1997.
*     Previously filed with the Company's Form 8-K filed on October 17, 1997.
#     Previously filed with the Company's Form 8-K filed on November 7, 1997.
o     Previously filed with the Company's Form 8-K filed on January 15, 1998
++    Previously filed with the Company's Form 8-K filed on February 3, 1998.
**    Previously filed with the Company's Form 8-K filed on March 31, 1998.
oo    Previously filed with the Company's Form 8-K filed on April 22, 1998.
##    Previously filed with the Company's Form 8-K filed on April 22, 1998.
x     Filed herewith.