Form 10KSB/A
period 1997-12-31
WHEELS SPORTS GROUP INC
filed 1998-04-30
CIK 1030593

                                 FORM 10-KSB\A

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

                        Commission file number:  0-22321

                           WHEELS SPORTS GROUP, INC.
                 (Name of small business issuer in its charter)

             NORTH CAROLINA                                 56-2007717
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        149 GASOLINE ALLEY DRIVE
       MOORESVILLE, NORTH CAROLINA                            28115
(Address of principal executive offices)                    (Zip Code)

                   Issuer's telephone number:  (704) 662-6442

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class          Name of each exchange on which registered
             N/A                                       NONE

      Securities registered pursuant to section 12(g) of the Exchange Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $7,491,000 million.

The aggregate market value of the 2,755,416 shares of Common Stock held by non-affiliates was $17,737,990 as of April 9, 1998. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the average bid and asked price of such shares on the Nasdaq National Market(R) on such date.

As of April 10, 1998, 5,280,253 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The directors and executive officers of the Company are as follows:

    Name                                    Age    Position
    ----                                    ---    --------
    Howard L. Correll, Jr.  . . . . . . .    44    Chairman of the Board and President
    Victor H. Shaffer   . . . . . . . . .    37    Interim Chief Executive Officer and Director
    W. Conrad Powell*   . . . . . . . . .    57    Executive Vice President and Director
    Randy C. Baker  . . . . . . . . . . .    38    Chief Operating Officer
    F. Scott M. Chapman   . . . . . . . .    51    Chief Financial Officer
    Randy E. Duncan   . . . . . . . . . .    37    Executive Vice President and Director
    David W. Dupree   . . . . . . . . . .    32    Vice President
    Robert J. Bove  . . . . . . . . . . .    47    Vice President
    Terry J. Powell*  . . . . . . . . . .    49    Director
    Robert G. Tomlinson   . . . . . . . .    57    Director
    Stephen M. Zimmerman  . . . . . . . .    46    Director
    Michael L. Nutting  . . . . . . . . .    56    Director

    -----------------------

    * W. Conrad Powell and Terry J. Powell are brothers.

         Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of stockholders or until a successor has been duly elected and qualified.

         Howard L. Correll, Jr. has served as President of the Company since its inception, has served as Chairman of the Board since October 1993 and served as Chief Executive Officer from the Company's inception until February 1998. Mr. Correll co-founded the Company and served on the management committee which functioned as a de facto Board of Directors from inception to October 1993. He has also served as President, Treasurer and Chairman of the Board of High Performance and the two corporate partners of Press Pass, as President and a director of WOR and as the Chief Executive Officer and a director of Diamond and GRS since their respective acquisitions by the Company. From 1989 to 1992, Mr. Correll owned and operated Fielder's Choice Sports Cards, a retail sports trading card sole proprietorship with two retail shops in Winston and Statesville, North Carolina. In early 1992, Mr. Correll sold Fielder's Choice Sports Cards to an unaffiliated third party. Prior to 1992, Mr. Correll was employed by Hanes Printables, a subsidiary of Sara Lee, Incorporated, for a period of nine years as a cost accounting manager and a plant controller.

         Victor H. Shaffer has served as interim Chief Executive Officer since February 1998 and served as an Executive Vice President of the Company from the acquisition of Press Pass on December 31, 1997 until February 1998. He has also served as a director of the Company since February 2, 1998. Mr. Shaffer was a founder of Press Pass and served as its Chief Executive Officer and President from its inception in August 1992 until December 31, 1997. From November 1990 to July 1992, Mr. Shaffer was employed as Vice President of Marketing by Pro Set Inc., a privately held trading card company. From 1986 to 1990, he was employed by Campus Network, Inc., initially as a Director of Marketing and subsequently as Senior Vice President of Sales and Marketing.

         Randy C. Baker has served as Chief Operating Officer of the Company since the acquisition of High Performance on October 17, 1997, and also served as a director of the Company from February 2, 1998 to March 4, 1998. Mr. Baker co- founded High Performance in May 1996 and served as a director and as the President and Chief Executive Officer of High Performance from that time until High Performance was acquired by the Company in

October 1997. In May 1991, Mr. Baker founded RCB Enterprises, a sourcing company for NASCAR-related souvenirs, novelties and apparel. Mr. Baker served as a director and as the President and Chief Executive Officer of RCB Enterprises from its inception until its operations were assumed by High
Performance.   From November 1985 to April 1991, Mr. Baker was a buyer for
BrodyCo., Inc., which owned and operated a chain of specialty retail stores and which also managed certain department stores located in North Carolina.

         F. Scott M. Chapman joined the Company as its Chief Financial Officer in March 1997. Mr. Chapman has over 20 years experience in staff, line and senior financial management positions in a variety of companies. From 1995 through 1997, he served as the chief financial officer of DSAtlantic Corporation, Winston-Salem, North Carolina, a professional design firm of architects, engineers and surveyors. From 1993 to 1994, he served as the director of accounting of Enidine Incorporated, Orchard Park, New York, a manufacturer of industrial shock absorbers. From 1991 through 1993, Mr. Chapman served as an independent financial consultant for a variety of business ventures. Mr. Chapman is a certified public accountant and was formerly employed as an audit manager for Ernst & Young. Mr. Chapman is a member of the America Institute of Certified Public Accountants and the Financial Executives Institute.

         Randy E. Duncan has served as a director of the Company since August 18, 1997 and as an Executive Vice President of the Company since its acquisition of Diamond on June 30, 1997. Mr. Duncan co-founded Diamond in July 1995 and has served as a director and as the President of Diamond since that time. From November 1994 through June 1995, he was employed by the Company in sales and marketing positions. From 1989 through October 1994, Mr. Duncan held various sales and marketing positions with Motorsports Traditions, a distributor of NASCAR-related merchandise.

         Dr. W. Conrad Powell has been the Executive Vice President and Treasurer of the Company since its inception and has been a member of the Board of Directors since October 1993. Dr. Powell was also a co-founder of the Company and served on the management committee which functioned as a de facto Board of Directors from inception to October 1993. He has also served as a director of Diamond, WOR and GRS since their respective acquisitions by the Company. In 1979, Dr. Powell founded an antique and sports collectible business, Chic Antiques d/b/a Columbia Antique Mall, located in Columbia, South Carolina. Chic Antiques both wholesales and retails antiques and sports collectibles. Dr. Powell also served as a Professor of Education in the Leadership and Development Department at the University of South Carolina for 16 years.

         David W. Dupree has served as a Vice President of the Company since October 17, 1997. From February 1994 until the formation of High Performance, he served as the Executive Vice President of RCB Enterprises, a sourcing company for NASCAR-related souvenirs, novelties and apparel. In May 1996, Mr. Dupree and Mr. Baker co-founded High Performance, which assumed and expanded the business of RCB Enterprises. Mr. Dupree served as the Executive Vice President and as a director of High Performance from its inception until it was acquired by the Company. From February 1993 to February 1994, Mr. Dupree was the National Sales Manager of DECO Sign Products. From November 1991 to February 1993, he was a sales representative for 3M Pharmaceuticals. From October 1988 to November 1991, Mr. Dupree was the Director of Fraternity Services for the Kappa Alpha Order.

         Robert J. Bove has served as a Vice President of the Company since December 31, 1997. Mr. Bove served as Vice President for Sales of Press Pass from December 1992 until December 31, 1997. From January 1989 to September 1992, he served as Vice President of Sales for The Upper Deck Company, a trading card manufacturer. Mr. Bove held a variety of positions with Nestle Foods Company from February 1977 to January 1989, including Senior National Accounts Manager. From February 1972 to February 1977, he was a sales supervisor for Cambell Taggert, a bakery manufacturer.

         Terry J. Powell has served as a director of the Company since October 1993. Mr. Powell was a co-founder of the Company and served on the management committee which functioned as a de facto Board of Directors from inception to October 1993. He also has served as a director of WOR since its acquisition by the Company. In 1990, Mr. Powell founded Village Antiques, a sole proprietorship which operates a retail antique store in Asheville, North Carolina. From 1980 to 1989, Mr. Powell was engaged in commercial real estate development in North Carolina and

South Carolina. Mr. Powell also was a licensed real estate broker in the State of South Carolina from 1974 through 1989.

         Robert G. Tomlinson has served as a director of the Company since April 1997. He has served as Chairman of the Board and Chief Executive Officer of Sport-Haley, Inc. since October 1992. Sport-Haley is a publicly-traded manufacturer of fashion golf apparel sold through golf professional shops in the United States and internationally. Mr. Tomlinson was a partner in Tomlinson Enterprises, a real estate investment partnership, from 1972 through 1993. From 1989 until he joined Sport-Haley, Mr. Tomlinson was also engaged in management of his personal investment portfolio.

         Stephen M. Zimmerman has served as a director of the Company since May 1997. In 1984, Mr. Zimmerman founded Zimmerman Company, Inc., a company which manufactures, imports and exports decorative fabric. Since that time, he has served as the Chief Executive Officer and Chairman of the Board of Zimmerman Company, Inc. From 1978 to 1984, Mr. Zimmerman held various positions with L.A. Marsha, a textile company, most recently as National Sales Manager. From 1976 to 1978, he engaged in real estate development activities and from 1974 to 1976 he held various sales positions with A.H. Robbins Pharmaceuticals.

         Michael L. Nutting has served as a director of the Company since October 1997. Since 1963, Mr. Nutting has held certain positions with subsidiaries or divisions of RJR Nabisco. He currently serves as Vice President of Business Development for R.J. Reynolds Sports Marketing Enterprises, the sports marketing division of R.J. Reynolds Tobacco Company. R.J. Reynolds Sports Marketing Enterprises manages sponsorships for the Winston Cup, Winston Drag and Winston Racing Series as well as six racing teams.

BOARD COMMITTEES

         The Board of Directors maintains a Compensation Committee, an Audit Committee and an Executive Committee. The Compensation Committee is composed of Messrs. Terry J. Powell, Tomlinson and Zimmerman, all of whom are non-management directors. The Audit Committee is composed of Messrs. Nutting, Zimmerman and Correll. The Executive Committee is composed of Messrs. Correll, Tomlinson and Duncan.

         The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of officers and to administer the Omnibus Stock Plan. The Compensation Committee held one meeting in the 1997 fiscal year and took action by unanimous consent at other times during the year.

         The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee held no formal meetings in 1997 fiscal year but met informally at various times during the year.

         The Executive Committee was established in 1997 to allow certain actions to be taken without the full Board's review. The Executive Committee may not authorize distributions; approve the submission of any matter for shareholders action; fill vacancies on the Board of Directors or any committee thereof; amend the Articles of Incorporation; adopt, amend or repeal the Bylaws; approve a plan of merger; authorize or approve the reacquisition of shares unless pursuant to a formula or method prescribed by the Board of Directors; authorize or approve the issuance or sale of shares; contract for the sale of shares; or determine the designations and relative rights, preferences and limitations of a class or series of shares. In the 1997 fiscal year, the Executive Committee held no formal meetings after its formation on July 18, 1997 but met informally at various times subsequent to its formation.

         In the 1997 fiscal year, the Board of Directors held 5 formal meetings and numerous informal and telephonic meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during the 1997 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued to Howard L. Correll, Jr., the Company's Chief Executive Officer during the 1997 fiscal year, and each of the four other most highly compensated executive officers whose combined annual salary and bonus exceeded $100,000 during the 1997 fiscal year (referred to as the "Named Officers").

                                                                              LONG TERM COMPENSATION
                                                                              ----------------------
                                                  ANNUAL COMPENSATION                  AWARDS
                                        --------------------------------------     --------------
  NAME AND PRINCIPAL           FISCAL                             OTHER ANNUAL  SECURITIES UNDERLYING   ALL OTHER
       POSITION                 YEAR       SALARY      BONUS      COMPENSATION     OPTIONS/SARS(#)     COMPENSATION
------------------------       ------   -----------  ---------    ------------     ---------------     ------------
Howard L. Correll, Jr.          1997     $180,417         -0-      $ 23,200(2)        82,500(1)             -0-
 Chief Executive Officer        1996      150,000         -0-        22,800(2)           -0-                -0-
 and President                  1995      150,000         -0-        22,400(2)           -0-                -0-

Randy C. Baker,                 1997     $156,923         -0-        25,200           50,000                -0-
 Chief Operating Officer        (3)

Randy E. Duncan,                1997     $ 82,683    $105,000      $ 13,600(2)        15,000(1)             -0-
 Executive Vice President       (4)

Victor Shaffer,                 1997     $267,000    $ 12,420           -0-           15,000(1)             -0-
 Executive Vice President       (5)

David W. Dupree,                1997     $120,000    $ 21,000        10,800(2)        15,000         $1,588,000(6)
 Vice President                 (3)

-----------------

(1) Excludes options granted or proposed to be granted which were subsequently cancelled or never granted.

(2) Comprised of costs attributable to vehicles provided for use by the officer and/or his spouse and, for Messers Correll and Duncan, life insurance premiums for insurance policies for which the Company is not a beneficiary.

(3) Messrs. Baker and Dupree were first employed as executive officers of the Company in October 1997 upon the Company's acquisition of High Performance. The 1997 compensation shown above includes compensation paid by High Performance prior to the acquisition.

(4) Mr. Duncan was first employed as an executive officer of the Company in June 1997 upon the Company's acquisition of Diamond. The 1997 compensation shown above includes compensation paid by Diamond prior to the acquisition.

(5) Mr. Shaffer was first employed as an executive officer of the Company on December 31, 1997 upon the Company's acquisition of Press Pass. The 1997 compensation shown above includes compensation paid by Press Pass prior to the acquisition.

(6) Prior to its acquisition by Wheels, High Performance paid Mr. Dupree a non-recurring bonus of $368,000 in cash and $1,220,000 in High Performance stock.

         Option Grants Table. The following table sets forth information on grants of stock options pursuant to the Company's 1997 Omnibus Stock Plan during fiscal 1997 to the Named Officers.

                            NUMBER OF SECURITIES          PERCENT OF TOTAL          EXERCISE OR
                             UNDERLYING OPTIONS/      OPTIONS/SARS GRANTED TO       BASE PRICE         EXPIRATION
       NAME                    SARS GRANTED(1)     EMPLOYEES IN FISCAL YEAR(1)(2)    ($/SHARE)            DATE
-----------------------     --------------------   ------------------------------   -----------        ----------
Howard L. Correll, Jr.             82,500                      16.5%                  $ 6.49             4/16/02
Randy C. Baker                     50,000                      10.0%                  $ 8.25            10/30/07
Randy E. Duncan                    15,000                       3.0%                  $ 7.00             6/30/02
Victor H. Shaffer                  15,000                       3.0%                  $ 5.75            12/30/07
David W. Dupree                    15,000                       3.0%                  $ 8.25            10/30/07

--------------

(1) Excludes options granted or proposed to be granted which were subsequently cancelled or never granted.

(2)  Includes options granted to employees of Wheels and the Acquired
     Companies.

         Fiscal Year-End Options/Option Values Table.

                                                            NUMBER OF SECURITIES UNDER-     VALUE OF UNEXERCISED IN-
                                                            LYING UNEXERCISED OPTIONS/       THE MONEY OPTIONS/SARS
                            SHARES                          SARS AT FISCAL YEAR-END(1)     AT FISCAL YEAR-END($)(1)(2)
                           ACQUIRED         VALUE           --------------------------     ---------------------------
       NAME               ON EXERCISE      REALIZED         EXERCISABLE UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
------------------        -----------      --------         ----------- -------------      -----------  -------------
Howard L. Correll, Jr.      -0-              -0-              82,500        -0-               $ -0-        $  -0-
Randy C. Baker              -0-              -0-              50,000        -0-               $ -0-        $  -0-
Randy E. Duncan             -0-              -0-              15,000        -0-               $ -0-        $  -0-
Victor H. Shaffer           -0-              -0-              15,000        -0-               $ -0-        $  -0-
David W. Dupree             -0-              -0-              15,000        -0-               $ -0-        $  -0-

-------------------

(1) Excludes options granted or proposed to be granted which were subsequently cancelled or never granted.

(2) None of the options held by the Named Officers were in-the-money at the fiscal year end, as the exercise price of the options was equal to or in excess of the closing price for the Company's Common Stock of $5.75 on December 31, 1997.

         No employee of the Company receives any additional compensation for his services as a director. Employee directors receive no salary for their services as such, but non-employee directors receive a fee of $1,500 per year. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non- management directors in attending meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS

         In January 1997, the Company entered into an employment agreement with Howard L. Correll, Jr. The employment agreement requires that Mr. Correll devote full business time to the Company, may be terminated by the Company for "cause" (as defined in the employment agreement) and calls for Mr. Correll to receive an annual salary of $165,000. The employment agreement extends for a three-year term. The employment agreement provides for a bonus to be determined by the Compensation Committee of the Board of Directors and contains a non-compete clause covering the term of the agreement and for a period of one year after termination or expiration of the agreement. Mr. Correll is also entitled to receive lump sum compensation equal to approximately three times his annual salary and bonus in the event of a non- negotiated change in control of the Company. In October 1997, the Compensation Committee approved an increase in Mr. Correll's salary to $250,000 effective November 1, 1997. Mr. Correll will resign upon the effective time of the proposed negotiated merger with Racing Champions Corporation. See "Item 1. Description of Business - The Proposed Acquisition."

         Messrs. Baker and Dupree, and Mr. Shaffer, each entered into employment agreements with the Company upon the acquisition of High Performance and Press Pass, respectively. The basic terms of their respective agreements are substantially identical to those of Mr. Correll with respect to devotion of their full business time to the Company, termination by the Company for "cause", a three-year term, a bonus to be determined by the Compensation Committee of the Board of Directors, a non-compete clause covering the term of the agreement and for a period of one year after termination or expiration of the agreement, and lump sum compensation equal to approximately three times their annual salaries and bonuses in the event of a non-negotiated change in control. The employment agreements call for Messrs. Baker, Dupree and Shaffer to receive annual salaries of $200,000, $175,000 and $190,000, respectively, commencing on the date of their respective employment. In addition, Messrs. Baker, Dupree and Shaffer were granted stock options to purchase 50,000, 15,000 and 15,000 shares of the Company's Common Stock, respectively, at an exercise price equal to the fair market value on the date their employment commenced.

         Mr. Duncan entered into an employment agreement with Diamond commencing upon the acquisition of Diamond by the Company. Mr. Duncan's agreement provides for termination for "cause", a three-year term, a bonus to be determined by the Compensation Committee of the Board of Directors, and a non-compete clause covering the term of the agreement and for a period of six months after termination or expiration of the agreement. The employment agreement, as amended effective December 1, 1997, provides for an annual salary of $200,000. In connection with his employment agreement, Mr. Duncan was granted stock options to purchase 15,000 shares of the Company's Common Stock at an exercise price of $7.00.

STOCK OPTION PLAN

         The Company adopted its 1996 Omnibus Stock Plan in December 1996 (the "Option Plan"). An aggregate of 1,100,000 shares of Common Stock are currently reserved for issuance under the Option Plan.

         The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options. Non-qualified stock options may be granted to employees, directors and consultants to the Company, while Incentive Stock Options may be granted only to employees. The Option Plan is currently administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options granted under the Option Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

         The exercise price of all Incentive Stock Options granted under the Option Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of all non-qualified stock options granted under the Option Plan shall be not less than 85% of the fair market value of the Common Stock on the date of grant. The term of all options granted under the Option Plan may not exceed ten years, except the term of Incentive Stock Options granted to a 10% or more stockholder may not exceed five years. The Option Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

         The Option Plan provides the Board of Directors or the Compensation Committee with the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment relationship or directorship with the Company, all unvested options terminate and are no longer exercisable. Vested non-qualified options remain exercisable for a period one month to 12 months following the termination date depending upon the reason for termination.

         The Option Plan provides that, in the event the Company enters into an agreement providing for the merger of the Company into another corporation or the sale of substantially all of the Company's assets, any outstanding unexercised option shall become immediately exercisable as of the date of such agreement. Upon the consummation of the merger or sale of assets such options shall terminate unless they are assumed or another option is substituted therefor by the successor corporation.

         As of December 31, 1997, 914,500 options were outstanding under the Option Plan, at exercise prices ranging from $5.02 to $8.25. Subsequent to December 31, 1997, 417,000 options were canceled.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on management's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company believes that the Form 3 reports filed by Messrs. Zimmerman, Duncan, Nutting, Shaffer, and Bove upon their respective appointments or election as an executive officer or director were filed late. The Company also believes that a Form 5 to report the grant of options was filed one day late by W. Conrad Powell, Terry J. Powell and Mr. Zimmerman.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 29, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned because an individual can acquire shares within 60 days are treated as outstanding when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

                                                                                     SHAREHOLDINGS ON APRIL 29, 1998
                                                                                     -------------------------------
                                                                                        NUMBER OF      PERCENT OF
     NAME AND ADDRESS (1)                                                                SHARES           CLASS
-------------------------------                                                        -----------     -----------
Howard L. Correll, Jr.(2) . . . . . . . . . . . . . . . . . . . . . . . . . . .           779,237         14.5%
Victor H. Shaffer(3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144,342          2.7
Randy C. Baker(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           427,778          8.0
F. Scott M. Chapman(5)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,500          *
Randy E. Duncan(3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           160,500          3.0
W. Conrad Powell(6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           549,803         10.0
David W. Dupree(3)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            81,667          1.5
Robert J. Bove(7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,640          *
Terry J. Powell(8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           527,303          9.9
Robert G. Tomlinson(5)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            50,000          *
Stephen M. Zimmerman(9) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,434          1.1
Michael L. Nutting(10)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               133          *
All directors and officers as a group (twelve persons)(11)  . . . . . . . . . .         2,824,337         50.6

-----------------------

* Less than 1%

(1) The address for Messrs. Correll, Shaffer, Baker, Chapman, Duncan, W. Conrad Powell, Dupree and Bove is 149 Gasoline Alley, Mooresville, North Carolina 28115; the address for Terry J. Powell is 23 Sunset Terrace, Asheville, North Carolina 28801; the address for Mr. Tomlinson is 4600 East 48th Avenue, Denver, Colorado 80216; the address for Mr. Zimmerman is 212 Candi Lane, Columbia South Carolina 29210; and the address for Mr. Nutting is P.O. Box 484, Winston-Salem, North Carolina 27102.

(2) Includes 120,303 shares of Common Stock held in escrow subject to release in 2003 and currently exercisable options to purchase 82,500 shares of the Company's Common Stock. Also includes currently exercisable options held by Mr. Correll's spouse, who is an employee of the Company, to purchase 7,000 shares of the Company's Common Stock. Mr. Correll disclaims beneficial ownership of options held by his father to purchase 2,000 shares of the Company's Common Stock.

(3) Includes currently exercisable options to purchase 15,000 shares of the Company's Common Stock.

(4) Includes currently exercisable options to purchase 50,000 shares of the Company's Common Stock.

(5)  Consists solely of currently exercisable options.

(6) Includes 90,227 shares of the Company's Common Stock held in escrow subject to release in 2003 and currently exercisable options to purchase 32,500 shares of the Company's Common Stock.

(7) Includes currently exercisable options to purchase 10,000 shares of the Company's Common Stock.

(8) Includes 90,227 shares of the Company's Common Stock held in escrow subject to release in 2003 and currently exercisable options to purchase 18,500 shares of the Company's Common Stock.

(9) Includes 7,576 shares of the Company's Common Stock held in escrow subject to release in 2003 and warrants to purchase 7,000 shares of the Company's Common Stock. The amounts shown include securities owned of record by Mr. Zimmerman's minor children and by a retirement plan for the benefit of Mr. Zimmerman.

(10) Excludes 9,750 shares of the Company's Common Stock owned by Mr. Nutting's son, who is an employee of the Company, as to which Mr. Nutting disclaims beneficial ownership.

(11) Includes 308,333 shares of the Company's Common Stock held in escrow subject to release in 2003 and currently exercisable options to purchase 299,500 shares of the Company's Common Stock.

ESCROW SHARES

         As a condition to the Company's initial public offering, certain of the Company's stockholders were required to deposit a portion of their shares of the Company's Common Stock owned by them (on a pro-rata basis) in escrow pursuant to an escrow agreement with American Securities Transfer & Trust, Inc. The Common Stock currently held in the escrow account was subject to release at the earlier of (i) the achievement of $.44 earnings per share in the fiscal year ended December 31, 1997 or (ii) December 31, 2003. The 1997 earnings per share condition was not satisfied and accordingly, those shares will remain in escrow until December 31, 2003. The shares held in escrow are not transferable or assignable, although they may be voted by the holder.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described below, the Company has entered into transactions with officers and directors in the past. The Company has a policy that transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will generally be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board of Directors. No such transactions by the Company are to be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Company or a committee thereof which approves such transaction or solely because their votes are counted for such purpose. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such a transaction. Any such transactions will be on terms believed to be no less favorable than could be obtained from unaffiliated parties.

         For taxable periods beginning on and after February 11, 1992 and ending on December 31, 1996, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the net income of the Company during that period was taxed for federal and state income tax purposes directly to the stockholders rather than to the Company. The Company made cash distributions to its stockholders to provide them with sufficient funds to pay personal income tax liability as a result of the Company's net income attributed to each of them, including a $128,000 distribution to Mr. Correll and a $96,000 distribution to each of W. Conrad Powell and Terry J. Powell in April 1997.

         Mr. Correll and W. Conrad Powell personally guaranteed the repayment of bank loans which the Company obtained in September 1996 and in April 1997 for use as working capital. Neither of them received any consideration for providing such guarantees and such loans were repaid during 1997. Messrs. Correll, Baker and Duncan have each guaranteed the Company's obligations under a $700,000 unsecured loan from People's Bank which was assumed in connection with the acquisition of High Performance. None of the guarantors received any consideration for providing such guarantees.

         In December 1996, the Company borrowed $50,000 from Terry J. Powell and $100,00 from Mr. Zimmerman, both of whom are directors and stockholders of the Company. The advances bore interest at 18% per annum, were unsecured and were repaid in the 1997 fiscal year. Proceeds of such borrowings were used to reduce accounts payable and to pay expenses associated with the Company's initial public offering.

         The Company leases two of its facilities from related parties. The facility which now serves as the Company's principal executive office was formerly occupied by High Performance and is leased from Beale Street Realty, Inc., which is owned by Randy C. Baker, an executive officer of the Company. The lease on this facility of 40,000 square feet extends to February 28, 2012 and the currently monthly rental is $16,170. The lease payment is to escalate in accordance with the consumer price index during the term of the lease. The Company also entered into a lease for a small retail facility in South Boston, Virginia from Harold Green, who is an executive officer of GRS, when GRS was acquired in October 1997. The lease is for a one year term and the monthly rental is $500. The Company incurred rental expense on these leases of $51,598 and $15,400 during the 1997 and 1996 fiscal years, respectively.

         The Company entered into a lease for a building on October 1, 1996, with a company owned by three of the former shareholders of Diamond, including Mr. Duncan. The lease term was for three years with an option to purchase the building during the lease and a mandatory purchase requirement at the end of 1999. Minimum monthly lease payments were $2,400. Lease payments, representing interest, made during the 1997 and 1996 fiscal years were $19,200 and $9,200, respectively. In August 1997, the Company exercised its right to purchase the building for approximately $308,000 and the lease obligation ceased. In the first quarter of the 1998 fiscal year, the Company sold this property to an unaffiliated third party for $326,000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WHEELS SPORTS GROUP, INC.

                                  By: /s/ VICTOR H. SHAFFER
                                     -----------------------------------
                                      Victor H. Shaffer, Interim
                                      Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                          TITLE                                     DATE
 -----------------------------------------        ------------------------------------------          --------------
  /s/ Victor H. Shaffer                           Interim Chief Executive Officer (Principal          April 30, 1998
-----------------------------------------         Executive Officer) and Director
      Victor H. Shaffer


                                                  Chairman of the Board, President and
-----------------------------------------         Director
      Howard L. Correll, Jr.


  /s/ F. Scott M. Chapman                         Chief Financial Officer (Principal                  April 30, 1998
-----------------------------------------         Accounting Officer and Principal
      F. Scott M. Chapman                         Financial Officer)


  /s/ W. Conrad Powell                            Executive Vice President and Director               April 30, 1998
-----------------------------------------
      W. Conrad Powell


                                                  Vice President and Director
-----------------------------------------
      Randy E. Duncan


  /s/ Terry J. Powell                             Director                                            April 30, 1998
-----------------------------------------
      Terry J. Powell


  /s/ Robert G. Tomlinson                         Director                                            April 30, 1998
-----------------------------------------
      Robert G. Tomlinson


  /s/ Stephen M. Zimmerman                        Director                                            April 30, 1998
-----------------------------------------
      Stephen M. Zimmerman


                                                  Director
-----------------------------------------
      Michael L. Nutting