Form 10QSB
period 1998-03-31
WHEELS SPORTS GROUP INC
filed 1998-05-19
CIK 1030593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934   For the quarterly period ended March 31, 1998

                                                        OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                         Commission file number: 0-22321


                            WHEELS SPORTS GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


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


                                 (704) 662-6442
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X             No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,280,253 shares of the issuer's Common Stock were outstanding as of May 14, 1998.


Transitional Small Business Disclosure Format:

                     Yes                No  X

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


                                           Index to Financial Statements

                                                                                                               Page
                                                                                                               ----
          Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                                       3
          Consolidated Statements of Operations - Three months ended March 31, 1998 and 1997                       4
          Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997                       5
          Notes to Consolidated Financial Statements                                                          6 -  7

Item 1.  Financial Statements

Wheels Sports Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

                                                                    March 31, 1998           December 31, 1997
                                                                    --------------           -----------------
ASSETS                                                                (Unaudited)
Cash and cash equivalents                                             $      534                 $      440
Restricted cash                                                            3,346                      3,300
Accounts receivable, net of allowances of $2,386                           5,221                      1,247
Inventories                                                                6,129                      2,711
Other current assets                                                         616                        575
                                                                      ----------                 ----------
      Total current assets                                                15,846                      8,273
Property and equipment, net  of accumulated depreciation
  of $365 and $300 respectively                                            1,499                      1,513
Goodwill, net of amortization of $147 and
  $39 respectively                                                        17,097                     17,205
Other                                                                      1,711                      1,809
                                                                      ----------                 ----------
      Total assets                                                    $   36,153                 $   28,800
                                                                      ==========                 ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current maturities of long-term debt                $    5,655                 $    2,496
Notes and other payables to stockholders                                   5,250                      5,250
Accounts payable and accrued expenses                                      7,934                      4,251
Other liabilities                                                            596                        621
                                                                      ----------                 ----------
      Total current liabilities                                           19,435                     12,618

Long-term debt, net of current portion                                     5,974                      6,081
Capital lease obligations                                                    325                         10
                                                                      ----------                 ----------
      Total liabilities                                                   25,734                     18,709
Stockholders' equity                                                      10,419                     10,091
                                                                      ==========                 ==========
      Total liabilities and stockholders' equity                      $   36,153                 $   28,800
                                                                      ==========                 ==========


      See accompanying notes to consolidated financial statements.

Wheels Sports Group, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

                                                                        For the Quarter ended March 31,
                                                                        -------------------------------
                                                                        1998                        1997
                                                                     -----------                 ----------
                                                                      (Unaudited)                (Unaudited)
                                                                                              (Restated, Note 2)
Net sales                                                            $     9,467                 $    2,019
Cost of sales                                                              6,167                      1,786
                                                                     -----------                 ----------
      Gross profit                                                         3,300                        233
Selling, general and administrative expenses                               2,328                        563
Amortization of goodwill                                                     108                          3
Other operating (income), net                                                 --                        (17)
                                                                     -----------                 ----------
      Operating income (loss)                                                864                       (316)
Interest expense, net                                                        310                         29
Amortization of debt discount and deferred financing costs                   166                         --
Other non-operating expense, net                                              60                         --
                                                                     -----------                 ----------
Income (loss) before income taxes                                            328                       (345)
Income tax expense                                                            --                          5
                                                                     -----------                 ----------
Net income (loss) from continuing operations                                 328                       (350)
Loss from discontinued operations                                                                      (162)
                                                                     ===========                 ==========
      Net income (loss)                                              $       328                 $     (512)
                                                                     ===========                 ==========
Per share data:
Net income (loss) from continuing operations:
      Basic                                                          $      0.06                 $    (0.12)
                                                                     ===========                 ==========
      Diluted                                                        $      0.06                      (0.12)
                                                                     ===========                 ==========
Loss from discontinued operations:
      Basic                                                          $        --                 $    (0.05)
                                                                     ===========                 ==========
      Diluted                                                        $       -                   $    (0.05)
                                                                     ===========                 ==========
Net income (loss):
      Basic                                                          $      0.06                 $    (0.17)
                                                                     ===========                 ==========
      Diluted                                                        $      0.06                 $    (0.17)
                                                                     ===========                 ==========
Weighted average shares outstanding:
      Basic                                                            5,280,253                  3,071,778
      Diluted                                                          5,351,968                  3,071,778

      See accompanying notes to consolidated financial statements.

Wheels Sports Group, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                           For the Quarter ended March 31,
                                                                           -------------------------------
                                                                          1998                         1997
                                                                          ----                         ----
                                                                      (Unaudited)                   (Unaudited)
                                                                                                (Restated, Note 2)
Cash flows from operating activities:
      Net income (loss)                                                  $  328                       $(512)
      Provision for losses related to discontinued operations               -                           162
      Depreciation and amortization                                         338                          56
      Provision for allowances for doubtful accounts
        and returns                                                         -                           100
      Loss on disposition of assets                                          35                         -
      Changes in operating assets and liabilities:
           Restricted cash                                                  (46)                        -
           Accounts receivable                                           (3,974)                       (268)
           Inventories                                                   (3,418)                        105
           Other current assets                                             (42)                         91
           Other noncurrent assets                                           14                        (151)
           Accounts payable and accrued expenses                          3,683                         316
           Other liabilities                                                (25)                       (256)
           Discontinued operations noncash charges and
             working capital changes                                        -                          (138)
                                                                         ------                        ----
                    Net cash used in operating
                      activities                                         (3,107)                       (495)
                                                                         ------                        ----

Cash flows from investing activities:
      Disposition (acquisition) of property and equipment                   231                         (85)
                                                                         ------                        ----
           Net cash provided by (used in) investing activities              231                         (85)
                                                                         ------                        ----

Cash flows from financing activities:
      Borrowing from bank, net                                            2,970                         197
      Borrowings from shareholders, net                                     -                           235
                                                                         ------                        ----
           Net cash provided by financing activities                      2,970                         432
                                                                         ------                        ----

Net increase (decrease) in cash and cash equivalents                         94                        (148)
Cash and cash equivalents, beginning of period                              440                         317
                                                                         ------                        ----
Cash and cash equivalents, end of period                                 $  534                        $169
                                                                         ======                        ====
Supplemental information
      Cash paid during the period for:
           Interest                                                      $  269                        $ 27
Supplemental non-cash investing and financing activities
      Capital lease obligation originated                                $  315                        $  0

           See accompanying notes to consolidated financial statements.

Wheels Sports Group, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Condensed Financial Statements

         The accompanying unaudited consolidated financial statements include the accounts of Wheels Sports Group, Inc. ("Wheels") and its wholly-owned subsidiaries (collectively referred to as the "Company"). All material intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated unaudited financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997.

         The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Note 2 - Business Combinations

         On January 28, 1997, the Company acquired World of Racing ("WOR") through a wholly-owned subsidiary in a stock-for-stock transaction accounted for using the purchase method of accounting. Effective June 30, 1997, the Company's board of directors voted to discontinue the operations of WOR and dispose of its assets. The unamortized excess of the purchase price over the net assets acquired was written off as of June 30, 1997. The operations of WOR are presented as discontinued operations.

         On June 30, 1997, the Company acquired 100% of the common stock of Diamond Sports Group, Inc. ("Diamond") in a stock-for-stock transaction. On October 4, 1997, the Company acquired 100% of the common stock of Green's Racing Souvenirs, Inc. ("GRS") in a stock-for-stock transaction. The Diamond and GRS transactions have been accounted for using the pooling-of-interests method of accounting. Accordingly, all prior period consolidated financial statements have been restated to include the combined financial position, results of operations and cash flows of Diamond and GRS.

         On October 24, 1997, the Company acquired 100% of the stock of High Performance Sports Marketing ("High Performance") and on December 31, 1997 the Company acquired 100% of Press Pass Partners ("Press Pass"). Both transactions were accounted for using the purchase method of accounting.

Note 3 - Inventories

         Inventories consist of the following:

                                                     March 31,      December 31,
                                                        1998            1997
                                                     ---------      ------------
         Raw materials and work in process           $     148        $    198
         Finished goods                                  5,981           2,513
                                                     ---------        --------
                                                     $   6,129        $  2,711
                                                     =========        ========

Note 4 - Debt

         Under the terms of the Company's primary credit facility, the Company is required to comply with certain financial and other covenants. Failure to maintain compliance with these covenants constitutes a default under the terms of this credit facility and, as such, gives the lender the right to accelerate repayment of outstanding borrowings or seek other remedies of default as provided for in the loan agreement. At March 31, 1998, the Company was in violation of substantially all of the financial covenants under this credit facility. The Company subsequently obtained a waiver from the lender for all violations through April 22, 1998, and has negotiated revised covenants for the balance of 1998.

Note 5 - Proposed Merger

         On December 5, 1997, the Company announced execution of a definitive agreement to merge with a wholly-owned subsidiary of Racing Champions Corporation ("Racing Champions"), a publicly-owned Delaware corporation. The transaction is planned as a stock-for-stock exchange to be accounted for as a pooling of interests. Under the terms of the agreement, as amended, each share of the Company's outstanding common stock will be exchanged for 0.51 shares of Racing Champions common stock. The merger, which is subject to stockholder approval and other closing conditions, is expected to close in the second quarter of 1998. Also, under terms of the agreement, the Company may be obligated to pay Racing Champions a termination fee of up to $4,000,000 if the merger is terminated due to the occurrence of certain events or conditions as specified in the agreement, one of which is the Company's failure to obtain necessary stockholder approval of the proposed merger. In management's opinion, the Company will be successful in complying with the terms and conditions of the merger agreement, as amended, such that management does not expect to incur a termination fee obligation in the event the proposed merger is not consummated. In the event such an obligation is incurred, funding of any such liability would likely require additional working capital financing.

         During the quarter ended March 31, 1998, the Company entered into a sale-leaseback transaction with Racing Champions whereby certain property and equipment was sold to Racing Champions for $315,000 and subsequently leased back to the Company. The underlying lease has been accounted for as a capital lease and, accordingly, a capital lease obligation of $315,000 has been recorded as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is engaged in merchandising NASCAR oriented products, including apparel, collectible trading cards and accessories and providing motorsports related hospitality management and corporation promotions. The Company significantly expanded the size and breadth of its business in 1997 by raising $4.7 million through its initial public offering in April and by conducting multiple acquisitions of other companies, several of which were larger than the Company at the date of acquisition. Reference is made to the Company's Form 10-KSB for the year ended December 31, 1997 for a full discussion of the initial public offering and the businesses acquired. These acquisitions make comparisons between the first quarter of 1998 and the first quarter of 1997 of very limited value in understanding the current operations and financial condition of the Company.

FINANCIAL CONDITION

         During the quarter ended March 31, 1998, the Company increased its investment in accounts receivable by $4.0 million to $5.2 million from $1.2 million, and its investment in inventories by $3.4 million to $6.1 million from $2.7 million. Both increases reflect the normal seasonality to the NASCAR industry, since the first race of the Winston Cup series occurs in mid-February at Daytona Beach, Florida. The increases in accounts receivable and inventories were largely funded by increases of $3.2 million in bank borrowings, to $5.7 million from $2.5 million, and $3.7 million in accounts payable and accrued expenses, to $7.9 million from $4.2 million.

RESULTS OF OPERATIONS

         A comparative analysis of the Company's operating results between first quarter 1998 and first quarter 1997 is significantly effected by the acquisitions of High Performance Sports Marketing, Inc. ("High Performance") and Press Pass Partners ("Press Pass") occurring in the last quarter of 1997. As a result, consolidated net sales, cost of goods sold and selling, general and administrative expenses have increased significantly from historical levels, as restated, prior to these two acquisitions.

NET SALES

         Net Sales totaled $9.4 million for the first quarter of 1998, of which $7.0 million is attributable to the Company's retail merchandise business, including track-side sales, and $2.4 million attributable to its trading card business. Net sales for the comparable period in 1997 were $0.7 million for trading cards and $1.3 million for other merchandise. During the first quarter of 1998, the Company operated 13 track-side trailers at NASCAR sponsored events, an increase of 10 from the three operated during the first quarter of 1997, and had substantial sales into mass merchandisers and convenience stores. These new channels of distribution were obtained through the acquisition of High Performance. The increase in retail sales is in part attributable to the sales from several newly licensed properties, including Bill Elliott, the Cartoon Network, Winston Cup Racing, Jeff Burton and Ford Racing. In addition, the Company continues to focus on expanding its retail distribution network.

         During the first quarter of 1998, the Company produced two new trading card sets, one under the Wheels brand and one under the Press Pass brand. Both sets were well received by the Company's network of specialty hobby dealers and mass-market retailers, and substantially all of both sets were sold. Historically, Press Pass branded product usually sold out but Wheels branded product did not.

GROSS PROFIT

         Gross profit during the first quarter of 1998 amounted to $3.3 million, of which approximately $1.0 million is attributable to the trading card business and approximately $2.3 million is attributable to the retail sale of other merchandise. As a percent of total net sales, gross profit was 35%. Gross profit for trading cards was 43% of net sales and for other merchandise it was 32% of net sales. During the first quarter of 1997, the trading card business, which was conducted solely under the Wheels brand, had a negative gross profit of $0.1 million after a provision for returns of $0.1 million, and gross profit from other merchandise was $0.3 million, or 23% of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $2.3 million during the first quarter of 1998, consisting primarily of payroll-related costs of management and support personnel located at the Company's corporate offices and expenses related to integrating all operations of acquired companies in a single location. Corporate payroll costs have increased significantly from the first quarter of 1997 due primarily to the Company's larger management structure resulting from the acquisitions of High Performance and Press Pass in the last fiscal quarter of 1997.

INTEREST EXPENSE

         Interest expense of approximately $479,000 in the first quarter of 1998 relates primarily to the Company's term loan and revolver borrowings under the credit facility entered into in the last quarter of 1997 to fund the acquisitions of High Performance and Press Pass. Included in the first quarter 1998 interest expense is approximately $166,000 related to amortization of the term loan discount and deferred financing costs.

NON-OPERATING EXPENSES

         Other non-operating expenses include a loss of $35,000 on the sale of a building formerly occupied by Diamond Sports Group Inc.

SEASONALITY

         The Company's business exhibits some seasonality. Historically, net sales have been the highest in spring and summer months following commencement of the NASCAR racing season in late February of each year. As a result, quarterly net sales in future periods may vary and may not be indicative of net sales in subsequent comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company's principal sources of liquidity included cash of $534,000 and borrowings available under its primary credit facility. Under the credit facility, the Company may borrow up to $10 million in revolving loans, with actual availability of funds depending on a borrowing base which includes certain accounts receivable and inventories. Available borrowings under this credit facility were $1.3 million at March 31,1998.

         As of March 31, 1998 current assets were $15.8 million as compared to current liabilities of $19.4 million. Current liabilities included $5.25 million in notes payable to stockholders of the Company of which notes totaling $3.25 million are to be repaid through the release of $3.3 million held pursuant to an escrow agreement with the Company's primary lender. The $3.3 million and accrued interest thereon is recorded as restricted cash on the Company's December 31, 1997 and March 31, 1998 balance sheets. The Company's management believes working capital requirements will be met by borrowing under its credit facility, and that payments on the debts to stockholders and other lenders will be made from the escrowed funds and cash flows generated by operations.

         Long-term debt at March 31, 1998, net of current maturities, totaled $6.0 million, which is net of unamortized discount of $1.6 million. Of that debt, $5.9 million is due to the Company's primary lender.

         The Company has met its working capital needs through funds generated from operations and available borrowings under its credit facilities. The Company's working capital requirements fluctuate during the year based on the timing of the racing season. The Company believes that its cash flow from operations, cash on hand and available borrowings under its credit facilities will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet anticipated operating needs for the foreseeable future.

         Under the terms of the Company's primary credit facility, the Company is required to comply with certain financial and other covenants which, among other things, place restrictions on the payment of dividends and require the Company to achieve certain financial ratios. This credit facility also places significant restrictions on the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments or loans and to sell or otherwise dispose of a substantial portion of assets. Failure to maintain compliance with these covenants constitutes a default under the terms of this credit facility and, as such, gives the lender the right to accelerate repayment of outstanding borrowings or seek other remedies of default as provided for in the loan agreement.

         At March 31, 1998, the Company was in violation of substantially all of the financial covenants under this credit facility. The Company subsequently obtained a waiver from the lender for all violations through April 22, 1998, and has negotiated revised covenants for the balance of 1998. In management's opinion, the Company will be able to maintain compliance with all loan covenants, as revised, of this credit facility in 1998.

FACTORS THAT MAY AFFECT OPERATING RESULTS

         The statements that are contained in this filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include expectations of trends to continue through the remainder of the year and plans and objectives for future operations, including operating margins. Forward- looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: economic and market conditions in the collectible sports trading card industry, the NASCAR race industry, and the general economy; competitive factors, such as price pressures or the entry of new competitors or increased competition in the collectible sports trading card market or other NASCAR-related markets; the ability to secure financing for acquisitions, expansion or capital expenditures; termination or non-renewal of one or more licenses with well-known NASCAR race drivers; inventory risks due to shifts in market demand or inaccurate production forecasting; decreases in collectors' interest in the Company's cards; and the risk factors set forth in the Company's Form 10-KSB for the year ended December 31, 1997. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. There can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has previously reported in its Form 10-KSB for the year ended December 31, 1997 a proposed class action lawsuit filed on May 4, 1997 against several trackside vendors, including Green's Racing Souvenirs, Inc., one of the Company's wholly owned subsidiaries. There have been no material developments during the quarter for which this report is filed.

         Except for the above referenced proposed action, the Company is not a defendant in any material litigation and is not aware of any threatened or pending legal action which would have a material adverse effect on the Company's business, operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable

         (b)      Not applicable

         (c)      Not applicable

         (d)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      None

         (b)      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  11.1     Computation of Basic Earnings Per Share

                  11.2     Computation of Diluted Earnings Per Share

                  27       Financial Data Schedule

         (b) The Company filed the following four reports on Form 8-K during the quarter for which this report is being filed:

                  (1) On January 14, 1998, the Company filed a report on Form 8-K, dated January 8, 1998, reporting the engagement of new independent accountants. The resignation of the Company's former accountants was reported on Form 8-K, dated December 8, 1997, filed December 8, 1997, as amended December 19, 1997.

                  (2) On January 15, 1998, the Company filed a report on Form 8-K, dated December 31, 1997, reporting the acquisition of Press Pass Partners and the establishment of a credit facility with Credit Agricole Indosuez.

                  (3) On February 3, 1998, the Company filed an amendment to its report on Form 8-K dated December 31, 1997, filing as an exhibit to such Form 8-K the Credit Agreement with Credit Agricole Indosuez.

                  (4) On March 31, 1998, the Company filed an amendment to its report on Form 8-K dated June 30, 1997, filing the financial statements of Diamond Sports Group, Inc. and proforma financial statements of Diamond Sports Group, Inc. and the Company.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WHEELS SPORTS GROUP, INC.



Dated:  May 19, 1998                    By: /s/ Victor H. Shaffer
                                           ------------------------------------
                                           Victor H. Shaffer, Interim Chief
                                           Executive Officer


Dated:  May 19, 1998                    By: /s/ F. Scott M. Chapman
                                           ------------------------------------
                                           F. Scott M. Chapman, Chief Financial
                                           Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    11.1                     Computation of Basic Earnings Per Share

    11.2                     Computation of Diluted Earnings Per Share

    27                       Financial Data Schedule